Form 10-Q
period 1996-06-30
TRIDENT INTERNATIONAL INC
filed 1996-08-02
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                             Commission File Number
                                     0-27678

                           TRIDENT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             06-6403301
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1114 Federal Road, Brookfield, Connecticut                        06804
 (Address of principal executive offices)                      (Zip Code)

                                 (203) 740-9333
              (Registrant's telephone number, including area code)

                                (not applicable)
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/       No / /

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of July 30, 1996 was 6,951,288.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                June 30, 1996 and September 30, 1995....................      3

              Condensed Consolidated Statements of Operations
                for the three months and nine months ended
                June 30, 1996 and 1995..................................      4

              Condensed Consolidated Statements of Cash Flows
                for the nine months ended June 30, 1996 and
                1995....................................................      5

              Notes to Condensed Consolidated Financial Statements.......     6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..........................     14


              Signatures................................................     14

                          PART 1. FINANCIAL INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Business Environment and Future Results" on page 11 of this Form 10-Q.

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000'S Omitted)

                                                          (Unaudited)
                                                         June 30, 1996  September 30, 1995
                                                         -------------  ------------------
                                 ASSETS
CURRENT ASSETS:
  Cash and equivalents                                     $ 14,685       $  2,988
  Accounts receivable, net                                    3,866          2,929
  Inventories                                                 1,234          1,049
  Refundable income taxes                                       395           --
  Deferred income taxes                                         484            285
  Other current assets                                          121             95
                                                           --------       --------
         Total current assets                                20,785          7,346

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                     1,289            876
DEFERRED INCOME TAXES, LONG-TERM                              1,074           --
INTANGIBLE ASSETS, net                                       12,745         14,911
                                                           --------       --------
         Total assets                                      $ 35,893       $ 23,133
                                                           ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                        $   --         $  2,620
  Accounts payable                                              814            584
  Accrued expenses                                              807            795
  Income taxes payable                                         --              115
                                                           --------       --------
         Total current liabilities                            1,621          4,114
                                                           --------       --------
LONG-TERM DEBT, less current portion included above            --           12,361
                                                           --------       --------
DEFERRED INCOME TAXES                                            90             97
                                                           --------       --------
REDEEMABLE COMMON STOCK WARRANTS                               --            4,561
                                                           --------       --------

SERIES A REDEEMABLE CONVERTIBLE PARTICIPATING
  PREFERRED STOCK, $.01 par value; 307,317
  shares issued and outstanding at September 30, 1995          --            3,311
                                                           --------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value; 30,000,000
    shares authorized; 6,951,288 shares
    issued and outstanding at June 30, 1996                      70           --
  Class A voting common stock, $.01 par
    value; 7,000,000 shares authorized;
    1,560,000 shares issued and outstanding
    at September 30, 1995                                      --               16
  Additional paid-in capital                                 40,014          2,786
  Deferred compensation                                        --             (443)
  Retained earnings (deficit)                                (5,902)        (3,670)
                                                           --------       --------
         Total stockholders' equity (deficit)                34,182         (1,311)
                                                           --------       --------
                                                           $ 35,893       $ 23,133
                                                           ========       ========

                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (000'S Omitted, except per share data)

                                   (Unaudited)

                                             Three Months Ended                    Nine Months Ended
                                        -----------------------------       -----------------------------
                                         June 30,          June 30,           June 30,          June 30,
                                           1996              1995               1996              1995
                                        -----------       -----------       -----------       -----------
NET SALES                               $     6,681       $     4,416       $    18,908       $    11,750
COST OF SALES                                 2,392             1,643             6,992             4,570
                                        -----------       -----------       -----------       -----------
         Gross profit                         4,289             2,773            11,916             7,180
                                        -----------       -----------       -----------       -----------

OPERATING EXPENSES:
  Marketing and selling                         409               227             1,039               641
  Research and development                      579               371             1,577               944
  Write-off of purchased in
    process research and
    development                                --                --               3,052              --
  General and administrative                    510               402             1,942             1,136
  Amortization of intangibles                   199               201               600               601
  Amortization of deferred
    compensation                               --                 296               443               887
                                        -----------       -----------       -----------       -----------
         Total operating expenses             1,697             1,497             8,653             4,209
                                        -----------       -----------       -----------       -----------
         Operating income                     2,592             1,276             3,263             2,971

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net               (179)              469               433             1,403
  Redeemable warrant interest
    charge                                     --               1,140             1,710             3,420
                                        -----------       -----------       -----------       -----------
         Income (loss) before
           income taxes                       2,771              (333)            1,120            (1,852)

PROVISION FOR INCOME TAXES                    1,183               506             1,466             1,173
                                        -----------       -----------       -----------       -----------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                          1,588              (839)             (346)           (3,025)

EXTRAORDINARY ITEM (net of
  income tax benefit of $1,253)                --                --              (1,803)             --
                                        -----------       -----------       -----------       -----------
NET INCOME (LOSS)                             1,588              (839)           (2,149)           (3,025)

INCREASE IN REDEMPTION VALUE
  OF PREFERRED STOCK                           --                 (47)              (83)             (141)
                                        -----------       -----------       -----------       -----------
INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS                          $     1,588       $      (886)      $    (2,232)      $    (3,166)
                                        ===========       ===========       ===========       ===========

INCOME (LOSS) PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM             $      0.22       $     (0.55)      $     (0.11)      $     (1.98)
                                        ===========       ===========       ===========       ===========
INCOME (LOSS) PER COMMON SHARE          $      0.22       $     (0.55)      $     (0.56)      $     (1.98)
                                        ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                             7,275,383         1,608,000         4,019,529         1,602,348
                                        ===========       ===========       ===========       ===========

                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000'S Omitted)

                                   (Unaudited)

                                                                 Nine Months Ended
                                                              ------------------------
                                                              June 30,       June 30,
                                                                1996           1995
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ (2,149)      $ (3,025)

  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                              1,014          1,154
      Amortization of deferred compensation                        443            887
      Write-off of unamortized original issue discount           2,158           --
      Write-off of consulting agreement                            438           --
      Write-off of deferred financing cost                         898           --
      Deferred income taxes                                     (1,280)            26
      Accretion of interest on zero coupon notes                   108            180
      Accretion of redeemable warrant interest charge            1,710          3,420
  Changes in operating assets and liabilities:
      Accounts receivable, net                                    (937)          (825)
      Inventories                                                 (185)           334
      Other current assets                                         (26)           (49)
      Accounts payable and accrued expenses                        242             (8)
      Current income taxes                                        (510)          (126)
                                                              --------       --------
  Net cash provided by operating activities                      1,924          1,968
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of leasehold improvements and equipment, net          (597)          (172)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issue of common stock                       28,272             60
  Exercise of warrants                                             418           --
  Repayments of long-term debt                                 (17,247)          (750)
  Repayment of line-of-credit                                     --             (244)
  Payments of offering costs                                    (1,073)          --
                                                              --------       --------
         Net cash provided by (used in) financing
           activities                                           10,370           (934)
                                                              --------       --------

INCREASE IN CASH                                                11,697            862

CASH, beginning of period                                        2,988            518
                                                              --------       --------
CASH, end of period                                           $ 14,685       $  1,380
                                                              ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                                  $  3,120       $  1,085
    Income taxes                                              $  1,988       $  1,273
  Non-cash transactions -
    Increase in redemption value of preferred stock           $     83       $    141

                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Business:

       Trident International, Inc. (the Company) designs, manufactures and markets impulse ink jet subsystems, including printheads, inks and other consumables, and related components for the industrial market. The Company markets its products worldwide principally to original equipment manufacturers (OEMs), who integrate the products into systems which are then sold to end-users directly or via distributors. The largest market segment currently addressed by the Company's products is that of printing onto shipping cartons. Other industrial market segments in which the Company's products are currently being utilized include check coding, addressing and imprinting business forms, postal bar coding and stamp cancellation and plotting garment patterns.

       The interim financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's February 26, 1996 Form S-1 Registration Statement and included in the Company's February 26, 1996 Prospectus related thereto.

       The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1996.


2.     Inventories:

       Inventories consisted of the following:

                                 June 30,        September 30,
                                   1996              1995
                                 --------        -------------
       Raw materials              $  509            $  466
       Work-in process               380               363
       Finished goods                345               220
                                  ------            ------
                                  $1,234            $1,049
                                  ======            ======

3.     Contingency:

       In connection with the prior acquisition (Acquisition), the Company undertook an environmental compliance audit which identified certain environmental deficiencies on properties leased by the Company. The site of one of the Company's leased facilities was contaminated due to prior uses by a prior occupant and may require remedial action. Although the Company obtained an indemnification agreement in connection with the Acquisition with respect to such prior contamination, if the Company is found to be liable as a result of any contamination of the site, there can be no assurance that such indemnification will be available or that, if available, it will be sufficient. While the ultimate results of future claims, if any, against the Company with regard to these matters cannot be determined, management does not anticipate that these matters will have a material adverse impact on the consolidated results of operations or financial position of the Company.


4.     Write-off of Purchased in Process Research and Development:

       In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. The Company recorded a charge of $3,052,000 in the quarter ended March 31, 1996 as a write-off of purchased in process research and development to record the cost of evaluating and acquiring this license.


5.     Initial Public Offering:

       In February 1996, the Company completed the initial public offering of its common stock which provided net proceeds, after underwriting discounts and expenses, of $28,264,000. The Company used approximately $10,755,000 to repay the outstanding indebtedness under its credit facility and $4,500,000 to retire all of the $5,000,000 in principal amount of the zero coupon notes originally issued by the Company for $1,900,000 in connection with the Acquisition. The remaining net proceeds will be used for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Trident International, Inc. (the Company) designs, manufactures and markets impulse ink jet subsystems, including printheads, inks and other consumables, and related components for the industrial market. The Company markets its products worldwide principally to original equipment manufacturers (OEMs), who integrate the products into systems which are then sold to end-users directly or via distributors. The largest market segment currently addressed by the Company's products is that of printing onto shipping cartons. Other industrial market segments in which the Company's products are currently being utilized include check coding, addressing and imprinting business forms, postal bar coding and stamp cancellation and plotting garment patterns.

In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development of its own solid ink printhead. The Company recorded a charge of $3.1 million in the quarter ended March 31, 1996 as write-off of purchased in process research and development to record the cost of evaluating and acquiring this license.

In February 1996, the Company completed the initial public offering of its common stock which provided net proceeds, after underwriting discounts and expenses, of $28.3 million. The Company used approximately $10.8 million to repay the outstanding indebtedness under its credit facility and $4.5 million to retire all of the $5.0 million in principal amount of the zero coupon notes issued by the Company for $1.9 million in connection with the 1994 acquisition. The remaining net proceeds will be used for working capital and general corporate purposes.

RESULTS OF OPERATIONS

Net Sales. Net sales increased $2.3 million, or 52% to $6.7 million for the three months ended June 30, 1996 from $4.4 million for the three months ended June 30, 1995. Net sales of printheads increased by approximately $1.6 million in the three months ended June 30, 1996 as compared to the same quarter in the prior fiscal year due primarily to a 62% increase in printhead unit sales. Sales of ink products increased by $621,000 or 42% in the three months ended June 30, 1996 as compared to the same quarter in the prior fiscal year due to the expanding installed base of printheads. Net sales to international customers increased by $854,000, or 85% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

Net sales increased $7.1 million or 60%, to $18.9 million for the nine months ended June 30, 1996 from $11.8 million for the nine months ended June 30, 1995. Net sales of printheads increased by approximately $5.0 million in the nine months ended June 30, 1996 as compared to the same quarter in the prior fiscal year due to a 69% increase in printhead unit sales and a 2.6% increase in average selling price per printhead unit. Sales of ink products increased by $2.0 million or 52% in the nine months ended June 30, 1996 as compared to the nine months in the prior fiscal year due to the expanding installed base of printheads.

Net sales to international customers increased by $2.4 million, or 71% for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995.

Because of the size of the carton coding market and the relatively small market penetration achieved to date, the Company believes that it can continue to sell printheads into its principal market and expand its installed base of printheads. There can, however, be no assurance that such sales and expansion will experience continued growth at similar rates or not be limited or otherwise adversely affected by competition, emerging or alternative technologies, shifts in customer demands or other factors.

Gross Profit. Gross profit increased $1.5 million, or 54% to $4.3 million for the three months ended June 30, 1996 from $2.8 million for the three months ended June 30, 1995. Gross profit as a percentage of net sales increased from
62.8 % for the three months ended June 30, 1995 to 64.2% for the three months ended June 30, 1996. The increase in gross profit as a percentage of net sales was due to lower average printhead costs.

Gross profit increased $4.7 million, or 65% to $11.9 million for the nine months ended June 30, 1996 from $7.2 million for the nine months ended June 30, 1995. Gross profit as a percentage of net sales increased from 61.1% for the nine months ended June 30, 1995 to 63.0% for the nine months ended June 30, 1996. The increase in gross profit as a percentage of net sales was due to the higher printhead average selling prices as well as lower average printhead costs. The increase in gross profit was offset in part by an increase in the Company's warranty reserve which was adjusted to reflect a revised estimate of potential product repair costs, as well as an overall increase in the installed base of printheads.

Marketing and Selling Expenses. Marketing and selling expenses increased $182,000, or 81% to $409,000 for the three months ended June 30, 1996 from $227,000 for the three months ended June 30, 1995 due to the addition of sales personnel. As a percentage of net sales, these expenses increased to 6.1% for the three months ended June 30, 1996 from 5.1% for the three months ended June 30, 1995.

Marketing and selling expenses increased $398,000 or 62%, to $1,039,000 for the nine months ended June 30, 1996 from $641,000 for the nine months ended June 30, 1995 due to the addition of sales personnel. As a percentage of net sales, these expenses remained consistent at 5.5% for the nine months ended June 30, 1996.

Because of its OEM customer base, the Company can effectively manage the marketing and selling function with a relatively small organization. Employee compensation accounts for the majority of these expenses and sales commissions are a relatively small part of overall compensation.

Research and Development Expenses. Research and development expenses increased $208,000, or 56% to $579,000 for the three months ended June 30, 1996 from $371,000 for the three months ended June 30, 1995 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 8.7% for the three months ended June 30, 1996 from 8.4% for the three months ended June 30, 1995. The Company's product research and development groups work in teams on engineering development programs to design and develop new products and enhancements to existing products.

Research and development expenses increased $633,000, or 67% to $1,577,000 for the nine months ended June 30, 1996 from $944,000 for the nine months ended June 30, 1995 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 8.3% for the nine months ended June 30, 1996 from 8.0% for the nine months ended June 30, 1995. The Company anticipates that research and development expenses will increase in future periods as a result of increased product development activity.

Write-off of Purchased in Process Research and Development. In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. The Company recorded a charge of approximately $3.1 million in the quarter ended March 31, 1996 as write-off of purchased in process research and development to record the cost of evaluating and acquiring this license. There were no similar expenses in either the three month period ended June 30, 1996 or the three month or nine month periods ended June 30, 1995.

General and Administrative Expenses. General and administrative expenses increased $108,000, or 26.9% to $510,000 for the three months ended June 30, 1996 from $402,000 for the three months ended June 30, 1995. As a percentage of net sales, these expenses decreased to 7.6% for the three months ended June 30, 1996 from 9.1% for the three months ended June 30, 1995 due to the increase in net sales.

General and administrative expenses increased $800,000, or 73% to $1.9 million for the nine months ended June 30, 1996 from $1.1 million for the nine months ended June 30, 1995. The increase in general and administrative expenses was due principally to the write-off of a consulting agreement in the amount of $438,000, additions of accounting and administrative personnel and increases in recruiting fees. As a percentage of net sales, these expenses increased to 10.3% for the nine months ended June 30, 1996 from 9.7% for the nine months ended June 30, 1995. If the write-off of the consulting agreement had not occurred, these expenses would have decreased to 8.0% of net sales for the nine months ended June 30, 1996 due to the increase in net sales without a corresponding increase in general and administrative expenses.

Amortization of Intangibles and Amortization of Deferred Compensation. The amortization amounts for intangibles of $199,000 and $201,000, respectively, did not vary materially in amount for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Deferred compensation was fully amortized effective February, 1996 and accordingly there were no further charges for deferred compensation during the three months ended June 30, 1996.

The amortization amounts for intangibles and deferred compensation of $600,000 and $601,000, respectively, did not vary materially in amount for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. Amortization of deferred compensation decreased by $444,000 or 50% from $887,000 for the nine months ended June 30, 1996 because deferred compensation expense was fully amortized effective February 1996.

Interest (Income) Expense, net. Interest income was $179,000 for the three months ended June 30, 1996 as compared to interest expense of $469,000 for the three months ended June 30, 1995. This was due the repayment of all outstanding borrowings with the proceeds of the initial public offering and an increase in interest income on higher cash balances.

Interest (income) expense, net decreased $967,000, or 69% to $433,000 for the nine months ended June 30, 1996 from $1.4 million for the nine months ended June 30, 1995 due to the repayment of debt and increase in interest income.

Redeemable Warrant Interest Charge. Redeemable warrant interest charge decreased by $1.1 million to $0 for the three months ended June 30, 1996 from $1.1 million for the three months ended June 30, 1995 because the redeemable warrants were fully accreted as of February 1996. Redeemable warrant interest charge decreased by $1.7 million or 50% to $1.7 million for the nine months ended June 30, 1996 from $3.4 million for the nine months ended June 30, 1995 for this reason.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1996 was $1.2 million on income before income taxes of $2.8 million. The provision for income taxes for the nine months ended June 30, 1996 was $1.5 million on income before income taxes of $1.1 million. The effective tax rate for the nine months ended June 30, 1996 differed from the statutory rate principally due to the non-deductibility of the redeemable warrant interest charge, amortization of deferred compensation and amortization costs related to excess of purchase price over fair value of net assets acquired.

Extraordinary Item. Effective with the initial public offering, the Company expensed approximately $2,159,000 of unamortized original issue discount upon prepayment of notes payable to TA Associates and approximately $897,000 of unamortized deferred financing cost. The extraordinary item represents the write-off of these items less a related income tax benefit of approximately $1,253,000.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below.

The markets for the Company's products are characterized by changing technology, evolving industry standards and changing customer needs. The Company's future success will depend in part on its ability to enhance its current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely or cost-effective basis.

New products could also have the effect of decreasing customer demand for the Company's current products. Although the Company historically has not experienced any material adverse impact on its business attributable to delays in the introduction of new products, there can be no assurance that delays will not occur in the future. The Company expects a component of its growth strategy to be the acquisition of new technologies, whether through entering into licensing arrangements, acquiring businesses owning desirable technology, or otherwise. An example of this is the new solid ink jet printing technology. There can be no assurance that the Company's investments in new technologies, including solid ink, will lead to the successful development of new products.

The industrial printing industry is highly competitive and the Company believes it will need to continue to develop new products and applications in order to remain competitive. Several of the Company's competitors are larger and have greater financial, research and development, marketing and other resources than the Company. For example Nu-Kote Holdings, Inc. released a piezoelectric printhead intended for use in industrial and other applications. No assurance can be given that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not adversely affect its results of operations. The Company is aware that manufacturers of certain ink products are claiming that their inks could be utilized with certain of the Company's impulse ink jet printheads. Although the use of such other inks will void the Company's warranties on its printheads, and could, in the Company's judgment, result in inferior performance and permanent damage to its printheads, there can be no assurance that the introduction and sale of such other inks will not have a material adverse effect on the Company's financial condition or results of operations or that end users will continue to purchase their ink requirements from the Company.

The Company's net sales are dependent upon the ability of its OEM customers to develop and sell products that incorporate the Company's impulse ink jet products. Factors such as economic conditions, inventory positions, limited marketing resources and other factors affecting these OEM customers could have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

For the nine months ended June 30, 1996, approximately 82% of the Company's net sales were to its top ten OEM customers, while approximately 23.4%, 12.3% and 11.9% of the Company's net sales for this period were to three OEM customers, Marsh Company, Bantec, Inc. and Foxjet, Inc., respectively. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

For the nine months ended June 30, 1996, approximately 66.5% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the

Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's annual and quarterly operating results may fluctuate due to factors such as the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in product mix, changes in manufacturing costs or other expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses and general economic conditions.

The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, shortfalls in such operating results from levels forecast by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of the affected companies.

In connection with the consummation of the Company's initial public offering in February, 1996, the Company paid down all of its indebtedness and fully amortized a number of expenses incurred in connection with the 1994 acquisition. As a result, period to period comparisons involving periods through March 31, 1996 may not necessarily be meaningful or indicative of trends in operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity was materially improved during the first nine months of fiscal 1996 as a result of the completion of the initial public offering of its common stock. Partially offsetting this improvement, was a cash requirement of approximately $3.1 million for the purchase of a nonexclusive license for patented solid ink jet printing technology. At June 30, 1996, the Company had working capital of $19.2 million compared to $3.2 million at September 30, 1995. At June 30, 1996, the Company has cash and temporary cash investments of $14.7 million.

The Company's long-term capital requirements will depend on numerous factors including the rate at which the Company identifies, evaluates and acquires new technologies, whether through entering into licensing arrangements or acquiring businesses, the timing of the expansion of the Company's facilities and the purchase of additional factory automation equipment. The Company believes the proceeds of the initial public offering, together with amounts available from cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months.

                           PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

a.     Exhibits:

The following exhibit is filed as a part of this report:

                  Exhibit Number                               Title
                  --------------                               -----
                        27                             Financial Data Schedule.

b.     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 1996.


       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated:  August 2, 1996

                                       Trident International, Inc.
                                       (Registrant)



                                        /S/  J. Leo Gagne
                                        -----------------
                                        J. Leo Gagne
                                        Vice President and Chief
                                           Financial Officer