Form 10-K
period 1996-09-30
TRIDENT INTERNATIONAL INC
filed 1996-12-20
CIK 1005128

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-27678
                           TRIDENT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      06-6403301
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation of organization)                       Identification No.)

           1114 FEDERAL ROAD                                     06804
        BROOKFIELD, CONNECTICUT                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 740-9333

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of exchange on
         Title of each class                         which registered
                 None                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
           ---

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 18, 1996 as reported on the Nasdaq National Market, was approximately $ 79,607,000. Shares of Common Stock held by each officer and director and by each person who own more than 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On December 18, 1996 there were 7,069,935 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

    Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on January 29, 1997.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                              PAGE
                                                                                                              ----
PART I
   Item  1:       Business..............................................................................       3
   Item  2:       Properties............................................................................       8
   Item  3:       Legal Proceedings.....................................................................       9
   Item  4:       Submission of Matters to a Vote of Security Holders...................................       9

PART II

   Item  5:       Market for the Registrant's Common Equity and Related Stockholder Matters.............      11
   Item  6:       Selected Financial Data...............................................................      11
   Item  7:       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations........................................................................      13
   Item  8:       Financial Statements and Supplementary Data...........................................      18
   Item  9:       Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..........................................................      18

PART III

   Item 10:       Directors and Executive Officers of the Registrant....................................      19
   Item 11:       Executive Compensation................................................................      19
   Item 12:       Security Ownership of Certain Beneficial Owners and Management........................      19
   Item 13:       Certain Relationships and Related Transactions........................................      19

PART IV

   Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................      20


Signatures..............................................................................................      22

                                     PART I

This Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed under Management Discussion and Analysis - Business Environment and Future Results.

ITEM 1: Business

COMPANY OVERVIEW

    Trident International, Inc. (hereafter, together with its consolidated subsidiaries referred to as the "Company" or "Trident") designs, manufactures and markets piezoelectric impulse ink jet subsystems including printheads, inks and other consumables, and related components for the industrial market. The Company's proprietary products are used for a variety of printing applications which require high speed, good print quality, durable equipment and the ability to change the printed text or pattern frequently. The Company's Ultrajet(TM) printing subsystems are marketed worldwide, primarily through over 75 original equipment manufacturer (OEM) customers that integrate them into computer-controlled, application-specific products which are then sold the end-users. The Company's contracts with its OEM customers also provide for ongoing sales by the Company of consumables, consisting principally of inks and printing subsystem components.

    The largest application in which the Company's product are used is carton coding, which involves printing directly onto shipping cartons. Carton coding systems which incorporate the Company's products allow end-users to print any combination of high quality text, bar codes, and graphics directly onto blank cartons as they move down an assembly or production line. The Company's products allow this information to be changed frequently, even carton by carton. This eliminates the need to maintain a substantial inventory of preprinted carton or labels, while also reducing production time and costs and allowing for frequent changeover between products. Other current industrial applications for the Company's products include check coding, addressing and business forms imprinting, postal bar coding and stamp cancellation and garment pattern plotting.

PRODUCTS

    General. The Company specializes in the design and manufacture of proprietary impulse ink jet imaging subsystems, including printheads, inks and other consumables and related components. To support its OEM customers, Trident also offers a comprehensive range of accessories and components, and a printhead repair service. Trident is committed to providing its OEM customers and their end-users with all of their piezoelectric impulse ink jet product and service requirements.

    Ultrajet Imaging Subsystems. The Company has developed a series of imaging subsystems which are based on its proprietary impulse ink jet technology. This technology employs a piezoelectric crystal, which is a ferroelectric ceramic material that changes shape when an electric field is applied across it. Thus, a voltage applied across two faces can cause it to grow or shrink in length, or to be distorted sideways, depending on the mode of operation selected. Trident's patented technology utilizes the piezoelectric crystal as a piston opposite the orifice through which the ink is projected onto the printing surface. A voltage waveform is smoothly increased which causes sub-micron reductions in the length of the piezoelectric crystal. This draws ink into the chamber preparing it for firing onto the printing surface. Surface tension forces in the orifice prevent air from entering the chamber, which would interfere with the printing process. Next, the voltage across the piezoelectric crystal is rapidly reduced, which allows the length of the crystal to return to its original size and create a sudden pressure pulse inside the chamber, which forces a droplet of ink out of the orifice. The process of printing each droplet takes approximately 0.0001 seconds.

    One of the principal advantages of the Company's technology is that relatively large droplets can be generated at high frequencies and velocities. The high pressures generated also enable more than one orifice to be placed in each chamber, which increases the print area without adding chambers, thereby avoiding additional cost. The arrangement of the piezoelectric crystal and ink chambers found in the Company's printheads is proprietary to Trident. It enables ink droplets to be formed at frequencies as high as 10,000 droplets per second with an initial velocity of more than 10 meters per second. This enables the droplets to travel across a small gap through the air, which is an important feature in industrial marking applications where the printing surfaces are rarely flat, smooth or traveling at a fixed distance from the printhead.

    The Company's printing products are modular to enable its OEM customers to order the most suitable configuration for their system and to minimize development and production costs. The imaging subsystem consists of a printhead, tubing, cables and, at the option of the OEM, an ink reservoir and electronic driver printed circuit boards. The printheads are available in four basic orifice configurations according to the desired print height and resolution. Some configurations are also available with either stainless steel or nickel orifice plates depending on the selection of ink. The orifice plate can have either one, three, six or eight orifices for each chamber. The use of multiple orifices per chamber in a liquid impulse ink jet printhead is proprietary to Trident. The benefits are increased print area without added cost and complexity. Resolution is sacrificed in applications where print height and cost are more critical, such as bar coding, which does not require high vertical resolution. Multiple printheads may be stacked to create even taller images.

    In the industrial market, the typical spacing between printed droplets is five to seven thousandths of an inch, which provides a resolution of 140 to 200 dots per inch. In these industrial applications, resolution greater than 200 dots per inch is generally not required, while speed, print distance and print area are often critical. By contrast, impulse ink jet printers developed for the office and home market are required to generate images with 300 to 600 dots per inch resolution, which creates a requirement for droplets which are substantially smaller than those produced by the Company's technology and which consequently cannot travel as far across air gaps to the printing surface. The higher resolution and smaller droplet volume typical of the printers developed for the office and home markets also reduce the printing speed when compared to the Company's printhead.

    The Company's imaging subsystem products are priced according to the print area (number of orifices), the type of ink and the ink reservoir. The typical prices range from $800 for the Company's least expensive imaging subsystem to $2,200 for its premium performance bar code product.

    Ink Products. The Company offers six basic ink products: PostBrite, VersaPrint, FastDri, AllWrite, HiDef and JetWrite. All except PostBrite (an ultraviolet fluorescent ink for postal bar coding) are offered in black. The Company's VersaPrint products are also available in red, blue and green colors. Most of the Company's inks are manufactured from oil or glycol liquids and are, therefore, non-volatile and non-toxic. Two exceptions are the FastDri and AllWrite inks which are formulated for semi-porous printing surfaces and, therefore, require small quantities of volatile solvents to allow drying. The Company expects that future ink products developed for nonporous printing surfaces will require a small amount of maintenance at start-up following shut down periods of one or more hours. The carton coding market uses mainly VersaPrint and HiDef inks which are entirely non-volatile. This property provides end-user customers with increased reliability, resulting in fewer production delays.

    Accessories and Options. The Company offers a range of accessories and options to assist OEM customers in the development of systems. These are sometimes employed by OEMs only for their initial evaluation of one of the Company's products, while the OEMs develop their own version of the accessory for the final production product. Larger volume producers are generally more inclined to attempt to create their own accessories than smaller ones. Smaller companies, or companies using systems in which the accessories represent a relatively small percentage of the total system cost, are more likely to purchase these components from Trident. An OEM may also purchase equipment from Trident to repair and calibrate printheads itself, provided that it has been trained and certified by Trident.

SALES AND MARKETING

    The Company sells its products both domestically and internationally through OEMs and to major end-users who have in-house engineering resources capable of developing a printing system utilizing the Company's products. The Company has approximately 75 active customers worldwide, of which approximately one-half currently purchase from five to several hundred printheads per month. Several of the Company's OEM customers sell systems incorporating the Company's products worldwide, although the Company recognizes sales to the region where the products are billed.

    Sales are divided into three regions: North America, Europe and the Far East. Sales for the twelve months ended September 30, 1994 (Combined 1994) (See page 13) and Fiscal 1995 and 1996 to these three regions were as follows:

                               TWELVE MONTHS ENDED SEPTEMBER 30,
                                        (000'S OMITTED)
                           --------------------------------------------

                              1994             Fiscal          Fiscal
  Region                   (Combined)           1995            1996
----------                 ----------          ------          -----
North America                 $ 8,963          $12,130         $17,994
Europe                          2,500            3,500           5,986
Far East                        1,030            1,700           1,945
                              -------          -------         -------
Total                         $12,493          $17,330         $25,925
                              =======          =======         =======

    All sales are denominated in US dollars.

    The Company believes that international use of impulse ink jet applications currently lags behind that of the U.S. The Company expects that the North American region will continue to be the largest due to the strength of domestic OEM customers, particularly those utilizing carton coding applications. European sales are rapidly growing as use of bar codes on shipping containers is increasing and European customers are introducing the use of Trident's products to stamp cancellation. The Far East trails the rest of the world in utilization of impulse ink jet printing technologies. The Company believes, however, that the ability of systems using the Company's subsystems to print certain Asian language characters and the continuing industrialization of Far East/Pacific Rim countries will create additional demand for the Company's products.

    All of the Company's OEM customers are sub-licensed by the Company on a non-exclusive basis to use the Company's products. New customers are required to purchase an evaluation kit from the Company, which includes training on the equipment and an evaluation kit license, before the Company agrees to fully license the customer. Trident believes that this allows it to control the use of the product and to ensure that it is applied competently and professionally in the market. The Company's licenses provide for the ongoing purchase of ink from the Company and the right to use the printheads and inks as a system. The Company is aware of a small number of third-party ink manufacturers offering ink for use with some of the Company's printheads. Use of these third-party inks would be an unlicensed activity by the OEM and its end-user customer, could damage the Company's printheads and would void the warranty on such printheads. Most of the Company's inks, bottles and cartridges are currently protected by patents.

    The sales organization is divided into the three regions and each region is managed by a local business manager who reports directly to the Company's President and Chief Executive Officer. The Company believes that this structure provides for optimum response and support to the local customer and keeps senior management closely attuned to the customers' needs. The Company's largest sales region is North America where, in addition to the business manager, three regional sales representatives respond to day-to-day customer needs and new inquiries. The Company's sales in the Far East are concentrated in Japan, where the Company employs the services of two Japanese business consultants. Sales inquiries are generally developed from word of mouth recommendations, product exhibits and advertisements. Senior managers of the Company are frequently involved with industry conferences, which also generate high visibility for the Company.

    The Company's applications engineers provide training both at Trident and at the customers' premises. They assist with diagnosing and solving end-user problems as required. Service of the end-user system is provided by the OEM customers or their distributors. In applications where products cannot be shipped without the printed code or image, responsive service close to the customers' sites is essential. Therefore, training the customer is a high priority activity. The applications engineers also ensure that the OEMs have properly designed their systems to optimize the performance of the printing system.

    The Company sells its products to over 75 OEM customers worldwide. Historically, the Company has not required its OEM customers to display the Trident label on their equipment and ink in response to such customers' desire to differentiate themselves as much as possible from their competitors. Some customers sell ink with the Trident label. Others request the

Company to manufacture ink with the OEM's label attached. The Company also allows customers to package the ink in their own containers to further support their desire for differentiation.

    During Combined 1994, as defined on page 5, and Fiscal 1995 and 1996, sales to the following customers accounted for more than 10% of the Company's net sales:



                              Twelve Months ended September 30,
                          ------------------------------------------

Customer                     1994           Fiscal            Fiscal
  Name                    (Combined)         1995              1996
--------                  ----------        ------            ------
Marsh                         15%             23%              22%
Company
Foxjet, Inc.                  12%             11%              13%
BancTec, Inc.                 12%             13%              12%

    During Combined 1994 and Fiscal 1995 and 1996, approximately 78%, 72% and 79%, respectively, of the Company's net sales were to its top ten customers.

    The Company enters into sales and license agreements with its OEM customers that provide the general terms on which sales of the Company's products will be made. These agreements typically license the OEM's to manufacture, use and sell equipment employing and including certain of the Company's proprietary technology. The OEM customers generally agree to assign to the Company any interest they obtain in any proprietary rights including inventions and resulting patents and patent applications and confidential technical information comprising improvements in or technology relating to the Company's technology. The sales and license agreements are non-exclusive in nature and of indefinite length but are terminable by either party upon material breach by the other party.

ENGINEERING, RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

    The Company conducts engineering development programs for the purpose of new product development, enhancing existing products and reducing manufacturing costs. The Company produces all designs on a computer aided drafting system and has recently invested in modeling software and other analytical tools. The engineering, research and development functions are divided between two departments. The research and development department concentrates on fundamental improvements in the Company's understanding of the technology and in producing computer simulations of new concepts to rapidly evaluate and optimize performance without requiring physical prototypes to be made. The Company's research and development is performed primarily by its own staff, although, outside development consultants are occasionally employed. The engineering development department includes multiple disciplines for the development of printheads, ink systems, inks and electronics printed circuit boards. The Company expended approximately $1,078,000, $1,317,000, and $2,326,000 for research and development during Combined 1994 and Fiscal 1995 and 1996, respectively.

    The Company's research and development objectives are to fully exploit the benefits of its technology by creating computer models in order to design products which increase the travel distance of the ink droplets through the air, increase the frequency and velocity of droplet generation, increase channel density and lower production cost through the use of innovative designs and materials. The Company believes that its technology offers significant benefits over other impulse ink jet technologies and that further advancements are achievable.

    The Company operates under a patent portfolio covering its printheads, ink delivery systems and inks. In addition to the Company's own patent applications, the Company has an exclusive license from Dataproducts Corporation (Dataproducts) to Dataproducts' rights and certain patents relating to liquid inks and impulse ink jet printing (the Dataproducts License) within the "industrial marking field". The technology used by the Company under the Dataproducts License is integral to the Company's impulse ink jet products. Several of the patents relating to this technology expire over the next six to nine years. The Dataproducts License provides the Company with the right to use Dataproducts' liquid ink technology, which rights are generally exclusive in industrial markets, and nonexclusive in the general or office printing market. The areas of preprinted documents and wide format liquid ink printing are shared with Dataproducts. During Fiscal 1996, the Company acquired a non-exclusive license from Dataproducts for solid ink jet printing technology in certain licensed industrial marking fields. The Company recorded a charge of $3,052,000 as a write-off of purchased in process research and development to record the cost of evaluating and acquiring this license. The Company intends to develop products utilizing this technology for new industrial applications. Dataproducts acquired the technology licensed by the Company from Exxon Enterprises Printing Systems, Inc. which originally developed the basic technology in the late 1970s and early 1980s.

    Significant patents for which applications have been filed by the Company and which are licensed from Dataproducts are directed to: the mode of operation and structure of the piezoelectric transducer assembly; multiple orifices; multiple drops that merge in flight or on the printing surface; a method to prevent evaporative inks from clogging the orifices; method of melting and delivery of ink to printheads; and numerous inks.

MANUFACTURING AND SUPPLIERS

    All of the Company's products are manufactured in Brookfield, Connecticut. The assembly process for printheads essentially requires the high precision assembly and testing of various purchased components, several of which are proprietary to the Company and are custom-made according to the Company's design. The assembly process includes several discrete steps, each of which is considered a trade secret and has been developed and refined since the Company's inception. These processes are closely monitored, in some cases using statistical process control.

    One of the most critical components of the Company's printheads is the orifice plate. The Company has two suppliers for its current production designs which utilize nickel, and has developed a new technique for the manufacture of stainless steel orifice plates working with a sole supplier. This supplier has signed a development contract with the Company but does not yet have a full production supply agreement. Any future interruption or termination of supplies of these stainless steel orifice plates could have a material adverse effect on the Company's business and results of operations.

    The Company's assembly operation is performed under filtered air hoods. The assembly and test operations are organized into work cells and employ just-in-time methodologies for work flow and materials control. Since the introduction of this organization in January 1995, work in process materials and cycle time have been reduced and yields have increased. Total inventory of materials has been reduced while production output has increased. Most of the Company's production personnel are cross-trained in several operations, affording greater flexibility to balance the production flow and to add new employees.

    Due to the harsh nature of the industrial environment, printheads require occasional repair for orifice clogs and physical damage. The Company offers its customers this service at the facility in Brookfield, Connecticut. A rapid turnaround is important to the customer and, therefore, the Company's repair department has also been organized into a work cell. In addition, as the volume of the installed base of printheads grows, the Company anticipates that repair facilities will be opened in Europe and the Far East.

    All ink formulations and processes are the property of the Company. Pursuant to the Company's supply agreement with Micropore, Inc. (Micropore), the Company has agreed to purchase all of its requirements of certain of its current ink products from Micropore. Micropore operates several facilities and produces Trident inks at two facilities to provide alternate sources of supply.

    The Company's manufacturing-engineering and quality groups are responsible for the productivity and quality improvements in production and for the introduction of new products into production. Simultaneous engineering is employed by the Company to ensure that new products are manufacturable and to shorten the development time.

    In 1996, the ink production department's capital equipment was upgraded for higher capacity and semi-automated filtration, bottle cleaning, filling, labeling and sealing equipment.

BACKLOG

    The order backlog as of September 30, 1996 was approximately $8.2 million compared with $7.7 million as of September 30, 1995. Backlog consists of purchase orders scheduled for shipment within 12 months following the order date.

Purchasers of standard products may generally cancel or reschedule orders without significant penalty and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales.

COMPETITION

    The Company considers its direct competition to be other providers of on-demand, variable information printers which primarily employ ink jet printing technology and thermal transfer labeling systems.

    With respect to applications for carton coding, the Company's principal competition is from manufacturers of thermal transfer labeling systems, which apply labels either manually off-line, on-line with a label applicator, or on-line with a print-and-apply system. These systems typically have an initial purchase price comparable to that of ink jet coding systems sold by the Company's OEMs, but the cost of labeling or coding using thermal transfer labeling systems can be as much as ten times greater. These systems are provided by companies such as Willett Systems Limited and Diagraph Corporation, who also sell the Company's ink jet products, and by Zebra Technologies Corporation, Intermec Corporation, Sato America, Inc., Datamax International Corp. and Weber Marking Systems Inc. Simple alphanumeric codes are typically applied by valve-jet ink jet systems which are manufactured by the Company's OEMs and do not directly compete with the Company's current high resolution products.

    Competition in the Company's other applications is primarily from other ink jet printing technologies. An example is the use of continuous ink jet systems in the addressing and imprinting market which are manufactured by Scitex Digital Printing, Inc. and Videojet Systems International, Inc.

    The Company is aware that Nu-Kote Holdings, Inc. has acquired a new ink jet technology and has released a piezoelectric impulse ink jet printhead for industrial and other applications. This printhead could be used for applications for which the Company currently manufactures and markets ink jet subsystems. It is unclear how much market penetration this printhead will achieve, although it is anticipated that the price of this printhead will be substantially lower than the price of comparable Trident printheads.

    The markets for the Company's products are highly competitive. The Company believes that its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, customer support, and industry and general economic trends. The Company seeks to compete by offering a broad product line, emphasizing high performance and quality with a continuing commitment to product improvements and new product introductions. The Company's current and prospective competitors include many companies that have greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

EMPLOYEES

    As of September 30, 1996, Trident had 126 full time employees including temporary direct employees. Of these employees, 14 were in sales and marketing, 24 were in engineering and research and development, 13 were in administration and finance, 29 in production overhead and 46 were factory direct employees. None of the Company's employees are represented by a labor union. The Company anticipates expanding its engineering department during fiscal year 1997. Management believes that such expansion is critical to its success. The Company believes its relationships with its employees are good.

ITEM 2: PROPERTIES

    Trident's main facility consists of approximately 35,000 square feet of leased space in Brookfield, Connecticut, divided between two buildings. The Company has a European office located in Dublin, Ireland and a Midwest office located in Park Ridge, Illinois. One of the buildings in Brookfield is occupied by sales and marketing, engineering and research and development, and ink production. The other building is occupied by administration and finance, production and production support. The leases expire in 1997 and include an option to renew at prevailing market rates for one three year period. The buildings are in good condition and have been extensively remodeled by the Company to accommodate new processes and the growth in employees. More than 90% of the available space is now in use and, therefore, the Company intends to seek larger premises in 1997, likely in the same local area. The Company anticipates that its rental costs may increase in the event that it leases such new premises. One of the buildings currently leased by the Company in Brookfield is located on property that may require remediation due to releases of hazardous substances in prior operations by a previous occupant. The site investigation and remediation, if needed, is subject to the Property Transfer Act program administered by the Connecticut Department of Environmental Protection.


ITEM 3:  LEGAL PROCEEDINGS

    To the Company's knowledge, there are no pending legal proceedings which are material to the Company to which it is a party or to which any of its property is subject.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1996.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table lists the names, ages and positions held with the Company of all executive officers of the Registrant as of December 18, 1996. There were no family relationships between any director or executive of the Company.

        NAME                      Age                            Position
        ----                      ---                            --------
  Elaine A. Pullen.........        42    President, Chief Executive Officer and Chief Operating Officer
  J. Leo Gagne.............        40    Vice President and Chief Financial Officer
  Carl L. Schlemmer........        46    Vice President of Operations
  Robert L. Rogers.........        42    Vice President of Research
  Richard A. Cutting.......        53    Vice President of Engineering
  David A. Hundt...........        42    Director of Finance and Administration
  Donald P. Hicks..........        47    Director of Marketing


    ELAINE A. PULLEN joined the Company as President and Chief Operating Officer in August 1994. She has been President since that time and, in addition, has served as a director and Chief Executive Officer since April 1, 1995. Prior to joining the Company, Ms. Pullen served as a director of Linx Printing Technologies, PLC ("Linx") from September 1992 to August 1994, where she also served as Business Operations Director from February 1994 to August 1994 and as Engineering Director from September 1992 to February 1994. Prior to that, Ms. Pullen served as President of Linx USA from 1991 to 1992, and as Vice President of Applied Research and Engineering of Videojet Systems International, Inc. from 1988 to 1991. Ms. Pullen holds a B.S. in Applied Physics from the British Institute of Physics. She has 22 years of experience in research and development, marketing and operations management in the ink jet printing field.

    J. LEO GAGNE joined the Company as Vice President and Chief Financial Officer in February, 1996. Prior to joining the Company, Mr. Gagne served as Director - Enterprise Group of the Hartford Office of Arthur Andersen LLP. Mr. Gagne is a Certified Public Accountant and holds a B.S. in Accounting from the University of Connecticut.

    CARL L. SCHLEMMER joined the Company in 1991 as Vice President of Operations. Prior to joining the Company, Mr. Schlemmer served as Vice President of Schott Electronics, Inc. from 1988 to 1991 and as a Vice President of Design Circuits, Inc. from 1976 to 1988. Mr. Schlemmer holds a B.A. in Chemistry with a minor in Mathematics from Western Connecticut State University.

    ROBERT L. ROGERS joined the Company in 1989 as Director of Engineering. He served as Director of Research and Development prior to his promotion to Vice President of Research in August, 1996. Prior to 1989, Mr. Rogers was involved in ink jet research at Exxon Enterprises Printing Systems, Inc. and Dataproducts Corporation. Mr. Rogers holds a B.S. in Mechanical Engineering from Cornell University.

    RICHARD A. CUTTING joined the Company in October 1996 as Vice President of Engineering. Prior to joining the Company, Mr. Cutting served as Program Management Director for InterMatrix, Inc. from March, 1995 to October, 1996 and as Executive Director, Program Management at Pitney Bowes, Inc. from December, 1992 to December, 1994, where he also served as Executive Director, Program Integration from October, 1991 to November, 1992 and as Vice President Strategic Planning and Central Engineering from May, 1988 to September, 1991. Mr. Cutting holds a M.A. in Natural Sciences and Electrical Sciences Engineering from St. John's College, Cambridge, England.

    DAVID A. HUNDT joined the Company in 1991 as Controller, has served as Secretary and Treasurer since June 1994 and as Director of Finance and Administration since October 1995. Prior to joining the Company, Mr. Hundt served as Controller at Web Technologies, Inc. from 1987 to 1991. Mr. Hundt holds a B.S. in Accounting from the University of Bridgeport.

    DONALD P. HICKS joined the Company in 1990 as Eastern Regional Sales Manager and has served as Director of Marketing since October 1995. Prior to joining the Company, Mr. Hicks served as Director of Corporate Communications, Marketing Manager and Program Manager of Photronics, Inc. Mr. Hicks holds a B.S. in Business Administration from the University of Maryland.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "TRDT" since the Company's initial public offering in February 1996. The following table set forth, for the periods indicated, the high and low closing sales prices for the Common Stock on such market:

                                                                    High    Low
                                                                    ----    ---
 1996:

        Second quarter (since February 29, 1996)...........       19.25    17.00
        Third quarter......................................       24.75    17.00
        Fourth quarter.....................................       22.00    16.00

     At December 18, 1996, the Company had 49 holders of record of its Common Stock, although the Company believes that the number of beneficial owners of its Common Stock as of that date was substantially greater. There were 7,069,935 shares of Common Stock outstanding on December 18, 1996.

     The market price of the Company's Common Stock has fluctuated significantly since the initial public offering in February 1996. The market price of the Common Stock could be subject to significant fluctuation in the future based on factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in Trident's financial results or other industrial printing companies' financial results, changes in analysts' estimates of the Company's financial performance, general condition in the industrial printing market and conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Common Stock will not decline substantially or otherwise continue to experience significant fluctuations in the future.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five reporting periods presented has been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              PRO FORMA
                                                PREDECESSOR(1)                COMBINED(2)              THE COMPANY
                                             ----------------------           ------------             -----------
                                           FOR THE           FOR THE            FOR THE
                                          12 MONTHS         9 MONTHS           12 MONTHS
                                            ENDED             ENDED              ENDED                 FISCAL YEARS
                                         DECEMBER 31,       SEPTEMBER 30,     SEPTEMBER 30,        -----------------------
                                             1992              1993               1994             1995               1996
                                             ----              ----               ----             ----               ----
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
    Net Sales ....................          $ 8,251          $  7,417           $12,493          $ 17,330           $ 25,925
    Cost of Sales ................            3,628             3,157             5,853             6,604              9,392
                                            -------          --------           -------          --------           --------
    Gross Profit .................            4,623             4,260             6,640            10,726             16,533
                                            -------          --------           -------          --------           --------
    Operating Expenses:
       Marketing and Selling .....              668               516               701               912              1,415
       Research and Development ..              690               625             1,078             1,317              2,326
       Write-Off of In-Process
       Research and Development ..               --                --                --                --              3,052
       General and Administrative               670               587             1,137             1,580              2,405
       Amortization of Intangibles              233               252               486               802                800
       Amortization of Deferred
       Compensation ..............               --                --                --             1,183                443
                                            -------          --------           -------          --------           --------
    Total Operating Expenses .....            2,261             1,980             3,402             5,794             10,441
                                            -------          --------           -------          --------           --------
    Operating Income .............            2,362             2,280             3,238             4,932              6,092
    Interest (Income) Expense, Net               16               (10)              482             1,845                241
    Redeemable Warrant Interest
    Charge .......................               --                --                --             4,561              1,710
                                            -------          --------           -------          --------           --------
    Income (Loss) Before Income
     Taxes .......................            2,346             2,290             2,756            (1,474)             4,141
    Provision for Income Taxes ...              864               954             1,280             1,965              2,752
                                            -------          --------           -------          --------           --------
    Net Income (Loss) Before
    Extraordinary Item ...........            1,482             1,336             1,476            (3,439)             1,389
    Extraordinary Item (Net
    of  Income Tax Benefit of
    $1,253) ......................               --                --                --                --             (1,803)
                                            -------          --------           -------          --------           --------
    Net Income ...................          $ 1,482          $  1,336           $ 1,476          $ (3,439)          $   (414)
                                            =======          ========           =======          ========           ========


 CONSOLIDATED BALANCE
   SHEET DATA:

    Working capital ..............          $ 2,300          $  1,849           $ 2,103          $  3,232           $ 21,056
    Total assets .................           11,875            11,736            20,967            23,133             38,331
    Total long-term debt .........               --                --            14,738            12,361                 --
    Redeemable common stock.......
     warrants ....................               --                --                --             4,561                 --
    Redeemable preferred stock ...               --                --             3,123             3,311                 --
    Stockholders' equity
          (deficit)...............           10,611            10,389             1,072            (1,311)            35,962

    (1) The Predecessor (the "Predecessor") refers to Trident, Inc., the Company's operating subsidiary, prior to its acquisition on June 24, 1994 from Porelon, Inc. ("Porelon"), a wholly-owned subsidiary of Johnson Worldwide Associates, Inc. ("JWA").

    (2) The pro forma combined statement of operations data for the 12 months ended September 30, 1994 represents the Predecessor's results from October 1, 1993 through June 23, 1994, and the Company's results from inception (June 24, 1994) through September 30, 1994, and does not purport to represent the results of operations as if Trident International, Inc.'s acquisition of the Predecessor (the "1994 Acquisition") occurred on September 30, 1993. This information is presented to provide more meaningful period to period comparisons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company designs, manufactures and markets impulse ink jet subsystems, including printheads, inks and other consumables, and related components for the industrial market. The Company markets its products worldwide principally to OEMs, who integrate the products into systems which are then sold to end-users directly or via distributors. The largest market segment currently addressed by the Company's products is that of printing onto shipping cartons. Other industrial market segments in which the Company's products are currently being utilized include check coding, addressing and imprinting business forms, postal bar coding and stamp cancellation and plotting garment patterns.

    The Predecessor was founded in 1989 as Trident, Inc. Shortly after its incorporation, a majority interest in the Predecessor was purchased by JWA through JWA's direct subsidiary, Porelon. At that time, the Predecessor also obtained the Dataproducts License from Dataproducts Corporation, which gave the Predecessor exclusive rights to a series of liquid ink jet technology patents for use in the "industrial marking field." The technology covered by the Dataproducts License is at the core of the Company's current line of industrial printing subsystems. In December 1992, Porelon purchased the remaining minority interests in the Predecessor and the Predecessor became a wholly-owned subsidiary of Porelon.

    On June 24, 1994, the Company acquired all of the capital stock of the Predecessor (the 1994 Acquisition). The aggregate cash consideration paid by the Company in the 1994 Acquisition was approximately $19.9 million, including $1.0 million for a consulting agreement. The 1994 Acquisition has been accounted for as a purchase and, accordingly, the total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of the 1994 Acquisition. The excess of the purchase price over the fair value of the net assets acquired ($13.9 million) is being amortized over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the current net book value of this asset exists. The $1.0 million payment made by the Company under the consulting agreement was being amortized. The services provided under the consulting agreement largely related to transition services in connection with the establishment of stand-alone operations and assistance in preparation for an initial public offering. Other long -term assets acquired in the 1994 Acquisition are being depreciated over their respective useful lives of 5 years. See Note 1 of "Notes to Consolidated Financial Statements."

    In February 1996, the Company completed the initial public offering of its common stock which provided proceeds, after underwriting discounts and commissions, of $28.3 million. The Company incurred certain significant charges relating to the 1994 Acquisition from the beginning of fiscal year 1996 through the consummation of the Offering. The Company incurred charges of $4.2 million, net of related income tax benefits, comprised of $2.1 million of recurring charges which were expensed through consummation of the offering and did not recur thereafter, and $2.1 million of extraordinary or non-recurring charges which were expensed at the closing of the Offering. The Company used approximately $10.8 million to repay the outstanding indebtedness under its credit facility and $4.5 million to retire all of the $5.0 million in principal amount of the zero coupon notes issued by the Company for $1.9 million in connection with the 1994 Acquisition. The remaining net proceeds will be used for working capital and general corporate purposes. As a result of the offering, the Company incurred extraordinary charges to earning for approximately $2.2 million of unamortized original issue discount and approximately $898,000 of unamortized financing costs relating to the Credit Facility and the Notes. The Company also recognized a non-recurring charge of approximately $438,000, representing the unamortized portion of the cost of the Consulting Agreement as of the Offering date, which was terminated at the time of the Offering. Collectively, these items resulted in extraordinary or non-recurring charges to earnings of approximately $2.1 million, net of related income tax benefits, at the time of the Offering.

    In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development of its own solid ink printhead. The Company recorded a charge of $3.1 million during fiscal 1996 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license. The Company intends to continue to evaluate potential acquisitions and licenses of new technologies.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenues for the years ended September 30, 1994, 1995 and 1996:


                                                            PRO FORMA
                                                            COMBINED
                                                            --------                         THE COMPANY
                                                           12 MONTHS                -------------------------
                                                              ENDED                        FISCAL YEARS
                                                          SEPTEMBER 30,             -------------------------
                                                              1994                  1995                 1996
                                                              ----                  ----                 ----

Net sales .....................................               100.0%               100.0%                100.0%
Cost of sales .................................                46.9                 38.1                  36.2
                                                              -----                -----                 -----
Gross profit ..................................                53.1                 61.9                  63.8
                                                              -----                -----                 -----
Operating expenses:
     Marketing and selling ....................                 5.6                  5.3                   5.4
     Research and development .................                 8.6                  7.6                   9.0
     Write-off of purchased in-process research
     and development ..........................                  --                   --                  11.8
     General and administrative ...............                 9.1                  9.1                   9.3
     Amortization of intangibles ..............                 3.9                  4.6                   3.1
     Amortization of deferred compensation ....                  --                  6.8                   1.7
                                                              -----                -----                 -----
Total operating expenses ......................                27.2                 33.4                  40.3
                                                              -----                -----                 -----
Operating income ..............................                25.9                 28.5                  23.5
Interest (income) expense, net ................                 3.9                 10.7                   0.9
Redeemable warrant interest charge ............                  --                 26.3                   6.6
                                                              -----                -----                 -----
Income (loss) before income taxes .............                22.0                 (8.5)                 16.0
Provision for income taxes ....................                10.2                 11.3                  10.6
                                                              -----                -----                 -----
Net income (loss) before extraordinary item ...                11.8                (19.8)                  5.4
Extraordinary item ............................                  --                   --                  (7.0)
                                                              -----                -----                 -----
Net income (loss) .............................                11.8%               (19.8)%                (1.6)%
                                                              =====                =====                 =====


 Fiscal 1996 Compared to Fiscal 1995.

    Net Sales. Net sales increased $8.6 million, or 50% to $25.9 million in Fiscal 1996 from $17.3 million in Fiscal 1995. Approximately $5.1 million of the increase in net sales was due to higher printhead unit volumes, particularly to carton coding customers, and a 4.2% increase in average selling price per printhead unit. Increased sales of the Ultrajet 256/32 printhead, as well as sales of existing models accounted for the Fiscal 1996 printhead unit volume increase. The increase in average selling price per printhead unit in Fiscal 1996 was attributable to an increase in the percentage of higher priced, newer model printheads sold, such as the Ultrajet 192/32 and Ultrajet 256/32, to meet the carton coding market's continuing needs for products with improved print height capabilities. Sales of ink products increased 50% in Fiscal 1996 as compared to Fiscal 1995 due to increased unit volumes of ink as the installed base of printheads expanded during the year. Net sales to international customers increased by $2.7 million, or 53%, in Fiscal 1996.

    Gross Profit. Gross profit increased by $5.8 million , or 54%, to $16.5 million in Fiscal 1996 from $10.7 million in Fiscal 1995. Gross profit as a percentage of net sales increased from 61.9% in Fiscal 1995 to 63.8% in Fiscal 1996. The increase in gross profit as a percentage of sales was due to increased average selling prices of the Company's printhead products and lower printhead and ink costs.

    Marketing and Selling Expenses. Marketing and selling expenses increased $503,000, or 55% to $1.4 million in Fiscal 1996 from $912,000 in Fiscal 1995 due to an increase in personnel and associated travel expense and marketing literature. As a percentage of net sales, these expenses increased to 5.4% in Fiscal 1996 from 5.3% in Fiscal 1995. The Company believes that marketing and selling expenses will increase in both dollar terms and as a percentage of net sales as the Company introduces new products, opens new markets and increases end user awareness.

    Research and Development Expenses. Research and development expenses increased $1.0 million, or 77%, to $2.3 million in Fiscal 1996 from $1.3 million in Fiscal 1995. As a percentage of net sales, these expenses increased to 9.0% in Fiscal 1996 from 7.6% in Fiscal 1995 due to the increases in engineering and research and development spending to develop new technologies and products. Research and development expenses were 10.7% for the three months ended September 30, 1996 and the Company expects that the Company will continue to make research and development expenditures at this level for the foreseeable future.

    Write-off of Purchased In-Process Research and Development. In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. The Company recorded a charge of approximately $3.1 million during Fiscal 1996 as a write-off of purchased in process research and development to record the cost of evaluating and acquiring this license. There was no similar expenses in the year ended September 30, 1995.

    General and Administrative Expenses. General and administrative expenses increased $825,000, or 52%, to $2.4 million in Fiscal 1996 from $1.6 million in Fiscal 1995. The increase in general and administrative expenses was due principally to the write-off of a consulting agreement in the amount of $438,000 and additions of accounting and administrative personnel. As a percentage of net sales, these expenses increased to 9.3% for Fiscal 1996 from 9.1% for Fiscal 1995. If the write-off of the consulting agreement had not occurred, these expenses would have decreased to 7.6% of net sales for Fiscal 1996 due to the increase in net sales without a corresponding increase in general and administrative expenses.

    Amortization of Intangibles and Amortization of Deferred Compensation. Amortization of the excess of purchase price over the fair value of net assets acquired and other intangibles of $800,000 and $802,000, respectively, did not vary in amount for Fiscal 1996 as compared to Fiscal 1995. Amortization of deferred compensation decreased by $740,000 or 62.6% to $443,000 for Fiscal 1996 because deferred compensation expense was fully amortized effective February, 1996.

    Interest Expense, net. Interest expense, net decreased $1.6 million to $241,000 in Fiscal 1996 from $1.8 million in Fiscal 1995 due to the repayment of debt with the proceeds from the initial public offering and increases in interest income.

    Redeemable Warrant Interest Charge. During Fiscal 1995, the Company expensed $4.6 million as redeemable warrant interest charges. This expense is associated with the accretion in value of the NationsCredit Warrant. Redeemable warrant interest charge decreased by $2.9 million, or 63% to $1.7 million for Fiscal 1996 because the redeemable warrants were fully accreted as of February, 1996. (See Note 12 of "Notes to Consolidated Financial Statements").

    Provision for Income Taxes. The provision for income taxes for Fiscal 1996 was $2.8 million on income before income taxes of $4.1 million. The effective tax rate for Fiscal 1996 differed from the statutory rate principally due to the non-deductibility of the redeemable warrant interest charge, amortization of deferred compensation and amortization costs related to excess of purchase price over fair value of net assets acquired. The Company anticipates that it's effective tax rate may decrease as a result of reductions in state income taxes and the elimination of certain non-deductible items.

    Extraordinary Item. In connection with the initial public offering, the Company expensed approximately $2.2 million of unamortized original issue discount upon prepayment of certain zero coupon notes issued in the 1994 transaction and approximately $898,000 of unamortized deferred financing cost. The extraordinary item represents the write-off of these items less a related income tax benefit of approximately $1.3 million.

Fiscal 1995 Compared to Combined 1994.

    For comparison purposes, Combined 1994 represents combined data of the Predecessor for the period from October 1, 1993 to June 23, 1994, the date of the 1994 Acquisition, and of the Company for the period from June 24, 1994 to September 30, 1994. This information is presented to provide more meaningful period to period comparisons.

    Net Sales. Net sales increased $4.8 million, or 39%, to $17.3 million in Fiscal 1995 from $12.5 million in Combined 1994. Approximately $2.5 million of the increase in net sales was due to higher printhead unit volumes, particularly to carton coding customers, and a 7.4% increase in average selling price per printhead unit. The introduction of the Ultrajet 256/32 printhead and a printhead model for the AllWrite ink, as well as increased sales of existing models accounted for the Fiscal 1995 printhead unit volume increase. The increase in average selling price per printhead unit in Fiscal 1995 was attributable to demands from carton coding OEMs for higher priced, newer model printheads such as the Ultrajet 192/32 and Ultrajet 256/32 with improved print height capabilities. The remaining increase in net sales in Fiscal 1995 was attributable to increased unit volumes of ink as the installed base of printheads expanded during the year. Net sales to international customers increased by $1.6 million, or 46%, in Fiscal 1995.

    Gross Profit. Gross profit increased $4.1 million, or 62%, to $10.7 million in Fiscal 1995 from $6.6 million in Combined 1994. Gross profit as a percentage of net sales increased from 53.1% in Combined 1994 to 61.9% in Fiscal 1995. The increase in gross profit as a percentage of net sales was due principally to increased prices on the Company's printhead products. Lower printhead costs also contributed to the margin improvement in Fiscal 1995. Implementation of work cell and just-in-time concepts in the printhead production process improved production yields and efficiencies resulting in average cost reductions as compared to Combined 1994. Gross profit in Combined 1994 included a $362,000 charge to cost of sales, equivalent to 2.9% of net sales, for the inventory step-up to fair market value recorded in connection with the 1994 Acquisition.

    Marketing and Selling Expenses. Marketing and selling expenses increased $211,000, or 30%, to $912,000 in Fiscal 1995 from $701,000 in Combined 1994, but decreased as a percentage of net sales to 5.3% in Fiscal 1995 from 5.6% in Combined 1994 as a result of increased net sales.

    Research and Development Expenses. Research and development expenses increased $239,000, or 22%, to $1.3 million in Fiscal 1995 from $1.1 million in Combined 1994, but decreased as a percentage of sales to 7.6% in Fiscal 1995 from 8.6% in Combined 1994 due to the increase in net sales.

    General and Administrative Expenses. General and administrative expenses increased $443,000, or 39%, to $1.6 million in Fiscal 1995 from $1.1 million in Combined 1994, but remained virtually unchanged as a percentage of net sales at 9.1%. The Company was amortizing over three years the cost of the $1.0 million Consulting Agreement it entered into with JWA in connection with the 1994 Acquisition as a charge to general and administrative expense. Approximately $244,000 of the increase in general and administrative expenses resulted from a full year of amortization of the Consulting Agreement in Fiscal 1995.

    Amortization of Intangibles. Amortization of intangibles increased $316,000, or 65%, to $802,000 in Fiscal 1995 from $486,000 in Combined 1994 principally due to a full year of amortization expense related to the excess of purchase price over the fair value of net assets acquired in connection with the 1994 Acquisition.

    Amortization of Deferred Compensation. In connection with the 1994 Acquisition, the Stockholders' Warrant to purchase up to 235,192 shares of Common Stock was issued on a pro rata basis to all of the Company's Common Stockholders of record. A portion of the Stockholders' Warrant to purchase up to 108,400 shares was issued to certain members of management and directors of the Company. In Fiscal 1995, the Company recorded deferred compensation expense for the difference between the exercise price on the date of issuance and the estimated fair value of the Stockholders' Warrant at the expected date of the Offering. This amount was amortized over the period commencing October 1, 1994 through the anticipated date of consummation of the Offering. Deferred compensation expense recognized during Fiscal 1995 was $1.2 million.

    Interest Expense, net. Interest expense increased $1.4 million to $1.8 million in Fiscal 1995 from $482,000 in Combined 1994 primarily due to the full year of interest charges related to the increased debt level from the 1994 Acquisition.

    Redeemable Warrant Interest Charge. During Fiscal 1995, the Company expensed $4.6 million as redeemable warrant interest charges. This expense is associated with the accretion in value of the NationsCredit Warrant. (See Note 12 of Notes to Consolidated Financial Statements.) There were no similar expenses incurred in Combined 1994.

    Provision for Income Taxes. The provision for income taxes for Fiscal 1995 was $2.0 million on a net loss before taxes of $1.5 million. This effective tax rate was due principally to the non-deductibility of the redeemable warrant interest charges, amortization of deferred compensation and amortization costs related to excess of purchase price over fair value of net assets acquired. The effective tax rate of 46% for Combined 1994 was significantly lower than the rate for Fiscal 1995 due to the absence of significant non-deductible charges in Combined 1994.

Business Environment and Future Results.

    The industrial printing industry is highly competitive and the Company believes it will need to continue to develop new products and applications in order to remain competitive. Several of the Company's competitors are larger and have greater financial, research and development, marketing and other resources than the Company. For example, Nu-Kote Holdings, Inc. released a piezoelectric printhead intended for use in industrial printing and other applications. No assurance can be given that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not adversely affect its results of operations. The Company is aware that manufacturers of certain ink products are claiming that their inks could be utilized with certain of the Company's impulse ink jet printheads. Although the use of such other inks will void the Company's warranties on its printheads, and could, in the Company's judgement, result in inferior performance and permanent damage to its printheads, there can be no assurance that the introduction and sale of such other inks will not have a material adverse effect on the Company's financial condition or results of operation or that end users will continue to purchase their ink requirements from the Company.

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

    The Company's net sales are dependent upon the ability of its OEM customers to develop and sell products that incorporate the Company's impulse ink jet products. Factors such as economic conditions, inventory position, limited marketing resources and other factors affecting these OEM customers could have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the results of operations of the Company.

    For the year ended September 30, 1996, approximately 79% of the Company's net sales were to its top ten OEM customers, while approximately 22%, 13% and 12% of the Company's net sales for this period were to three OEM customers, Marsh Company, Foxjet, Inc., and BancTec, Inc., respectively. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the year ended September 30, 1996, approximately 68% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's annual and quarterly operating results may fluctuate due to factors such as the timing of new product announcements and introduction by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in product mix, changes in manufacturing costs or other expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expenses and general economic conditions.

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

    Liquidity and Capital Resources. The Company liquidity was materially improved during Fiscal 1996 as a result of the completion of the initial public offering of its common stock. Partially offsetting this improvement was a cash requirement of approximately $3.1 million for the purchase of a nonexclusive license for patented solid ink jet printing technology. At September 30, 1996, the Company had working capital of $21.1 million compared to $3.2 million at September 30, 1995. At September 30, 1996, the Company has cash and temporary cash investments of $17.3 million. The Company also has a line of credit with Fleet Bank which allows them to borrow up to $1,000,000. There were no borrowings under this line at September 30, 1996.

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

    Effect of Recent Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which established criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company will be required to adopt this standard in fiscal year 1997. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations.

    The Company plans to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997. SFAS No. 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make proforma disclosures of net income, as if the fair value based method of accounting defined in the statement had been applied. The Company plans to continue to follow the provisions of APB No. 25. Therefore, management of the Company believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements and notes there to are included elsewhere in the report on Form 10-K as follows:


  Report of Independent Public Accountants...............................................................  F-1
  Consolidated Balance Sheets at September 30, 1995 and 1996.............................................  F-2
  Consolidated Statements of Operations for the period October 1, 1993 to June 23, 1994
    (Predecessor), for the period June 24, 1994 to September 30, 1994 and for the two years ended September 30, 1995 and 1996....................................................................  F-3

  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from October 1, 1993 to September 30, 1996................................................................................  F-4

  Consolidated Statements of Cash Flows for the period October 1, 1993 to June
    23, 1994 (Predecessor), for the period June 24, 1994 to September 30, 1994 and for the two years ended September 30, 1995 and 1996..............................................  F-5

  Notes to Consolidated Financial Statements.............................................................  F-6

  Financial Statement Schedules:

  Report of Independent Public Accountants on Financial Statement Schedule............................... F-16
  Schedule II - Valuation and Qualifying Accounts........................................................ F-17

    All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                                       PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in Trident's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11:  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to such information contained in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference to such information contained in the in the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in such Proxy Statement.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)   Financial Statements - See Item 8 of Part II.
     (2)   Financial Statement Schedule - See Item 8 of Part II.
     (3)   Exhibits - See Exhibit Index at page 21 of this Form 10-K.

  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                 EXHIBIT INDEX


Exhibit
Number                                             Description
------                                             -----------

  3.1      Third Amended and Restated Certificate of Incorporation of Trident International, Inc. (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months ended March 31,
           1996 (Form 10-Q))

  3.2      Form of Amended and Restated By-laws of Trident International, Inc. (incorporated herein by reference to the Company's quarterly report on Form 10-Q)

  4.1      Specimen certificate for shares of Common Stock, $.01 par value of the Company (incorporated herein by reference to the Registration Statement)
  4.2      Warrant to Purchase 235,192 Shares of Common Stock of the Company
           dated as of June 24, 1994 (incorporated herein by reference to the
           Registration Statement)

  4.3      Registration Rights Agreement by and among Trident Holding Corp., the
           Management Investors, the Brean Murray Investors, the West Point
           Investors, the TA Investors, and Nations Financial Capital Corporation dated June 24, 1994 (incorporated herein by reference to the Registration Statement)

 10.1      Employment Agreement between the Company and Elaine A. Pullen dated as of
           August 22, 1994 (incorporated herein by reference to the Registration Statement)

 10.2      Consulting Agreement between the Company and R. Hugh van Brimer dated as of
           July 1, 1996

 10.3      Stock Purchase and Restriction Agreement by and between the Company and Elaine A.
           Pullen dated as of October 27, 1994 (incorporated herein by reference to the Registration Statement)

 10.4      Memorandum of Understanding by and between Trident, Inc. and Micropore, Inc.
           dated as of May 24, 1994 (incorporated herein by reference to the Registration Statement)

 10.5      License Agreement by and between Dataproducts Corporation and Trident, Inc. dated as of March 17, 1989 (incorporated herein by reference to the Registration Statement)

 10.6      Letter Amendment by and between Dataproducts Corporation dn Trident , Inc. dates as of January 5, 1994 (incorporated herein by reference to the Registration Statement)

 10.7      Amendment to License Agreement by and between Dataproducts Corporation and
           Trident, Inc. dated as of March 17, 1989, effective as of December 1, 1992
           (incorporated herein by reference to the Registration Statement)

 10.8      Lease by and between Oskar G. Rogg and Trident, Inc. for premises at 1114 Federal
           Road, Brookfield, Connecticut dated as of May 23, 1995 (incorporated herein by reference to the Registration Statement)

 10.9      Lease by and between Oskar G. Rogg and Trident, Inc. for premises at 1112 Federal
           Road, Brookfield, Connecticut dated as of May 23, 1995 (incorporated herein by reference to the Registration Statement)

 10.10     Form of Amended and Restated 1994 Stock Option and Grant Plan
           (incorporated herein by reference to the Company's quarterly report on Form 10-Q)

 10.11     Sales and License Agreement between Marsh Company and Trident, Inc. dated as of
           July 28, 1993 (incorporated herein by reference to the Registration Statement)

 10.12     Sales and License Agreement between Foxjet, Inc. and Trident, Inc. dated as of February
           20, 1991 (incorporated herein by reference to the Registration Statement)

 10.13     Ink Jet Printer OEM Kit Agreement between BancTec, Inc. and Dataproducts, Corp. as assigned to Trident, Inc. on March 17, 1989 (incorporated herein by reference to the
           Registration Statement)

*10.14 Arrangements for the Purchase and Supply of Inks with Porelon Group dated August 7, 1996

 10.15     Patent License Agreement dated March 15, 1996 between
           the Company and Dataproducts Corporation (incorporated herein  by reference to the
           Company's quarterly report on Form 10-Q)

 21.1      Schedule of Subsidiaries of Registrant (incorporated herein by reference to the Registration
           Statement)

 23.1      Consent of Arthur Andersen LLP
 27        Financial Data Schedule

    *      Confidential treatment requested.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             Trident International, Inc.
                                                   (Registrant)

 Dated:  December 20, 1996            By:     /s/ Elaine A. Pullen
       ............................     ....................................

                                                  Elaine A. Pullen
                                          President & Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                   SIGNATURE                                     TITLE                                DATE
                   ---------                                     -----                                ----


        /s/ R. Hugh Van Brimer                             Director and                           December 20, 1996
       _____________________________                  Chairman of the Board
           (R. Hugh Van Brimer)


         /s/ Elaine A. Pullen                               President,                            December 20, 1996
       _____________________________                  Chief Executive Officer
            (Elaine A. Pullen)                             and Director
                                                   (Principal Executive Officer)


           /s/ J. Leo Gagne                               Vice President                          December 20, 1996
       _____________________________                and Chief Financial Officer
              (J. Leo Gagne)                         (Principal Financial and
                                                        Accounting Officer)


        /s/ Robert S. Anderson                               Director                             December 20, 1996
       _____________________________
           (Robert S. Anderson)


         /s/ Russell Greenberg                               Director                             December 20, 1996
       _____________________________
            (Russell Greenberg)


          /s/ Bruce Johnston                                 Director                             December 20, 1996
       _____________________________
             (Bruce Johnston)


           /s/ Norman Norris                                 Director                             December 20, 1996
       _____________________________
              (Norman Norris)


        /s/ Michael K. Lorelli                               Director                             December 20, 1996
       _____________________________
           (Michael K. Lorelli)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Trident International, Inc.:

    We have audited the accompanying consolidated balance sheets of Trident International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the periods from October 1, 1993 to June 23, 1994 (the Predecessor Period) and for the period from June 24, 1994 to September 30, 1994 and the years ended September 30, 1995 and 1996 (the Successor Periods). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trident International, Inc. and subsidiaries as of September 30, 1995 and 1996, and the consolidated results of their operations and their cash flows for the Predecessor Period and Successor Periods, in conformity with generally accepted accounting principles.


                                                        /s/ ARTHUR ANDERSEN LLP
                                                        -----------------------
                                                            ARTHUR ANDERSEN LLP

Hartford, Connecticut
October 25, 1996

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                    (NOTE 1)

                           CONSOLIDATED BALANCE SHEETS

                                 (000'S OMITTED)

                                                                                                            SEPTEMBER 30,
                                                                                                    ---------------------------
                                                                                                    1995                   1996
                                                                                                    ----                   ----
                                                       ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ......................................................               $  2,988                $ 17,349
  Accounts Receivable, Net of Allowance for Doubtful Accounts of $220,000
    in 1995 and $300,000 at September 30, 1996 ...................................                  2,929                   3,915
  Inventories ....................................................................                  1,049                   1,563
  Deferred Income Taxes ..........................................................                    285                     431
  Other Current Assets ...........................................................                     95                     167
                                                                                                 --------                --------
        Total Current Assets .....................................................                  7,346                  23,425
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, Net ........................................                    876                   1,443
DEFERRED INCOME TAXES ............................................................                     --                     919
INTANGIBLE ASSETS, Net of Accumulated Amortization of $1,714
  In 1995 and $1,824 in 1996 .....................................................                 14,911                  12,544
                                                                                                 --------                --------
                                                                                                 $ 23,133                $ 38,331
                                                                                                 ========                ========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current Portion of Long-Term Debt ..............................................               $  2,620                $     --
  Accounts Payable ...............................................................                    584                     999
  Accrued Expenses ...............................................................                    795                   1,101
  Income Taxes Payable ...........................................................                    115                     269
                                                                                                 --------                --------
        Total Current Liabilities ................................................                  4,114                   2,369
                                                                                                 --------                --------
LONG-TERM DEBT, Less Current Portion Included Above ..............................                 12,361                      --
                                                                                                 --------                --------
DEFERRED INCOME TAXES ............................................................                     97                      --
                                                                                                 --------                --------
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE COMMON STOCK WARRANTS .................................................                  4,561                      --
                                                                                                 --------                --------
SERIES A REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK, $.01 Par
  Value; 307,317 Shares Authorized, Issued and Outstanding at September 30, 1995 .                  3,311                      --
                                                                                                 --------                --------
STOCKHOLDERS' EQUITY (DEFICIT):

  Common Stock, $.01 Par Value; 30,000,000 Shares Authorized; 7,010,234 Shares
    Issued and Outstanding at September 30, 1996 .................................                     --                      70
  Class A Voting Common Stock, $.01 Par Value; 7,000,000 Shares
    Authorized; 1,560,000 Shares Issued and Outstanding at September 30, 1995 ....                     16                      --
  Additional Paid-In Capital .....................................................                  2,786                  40,059
  Deferred Compensation ..........................................................                   (443)                     --
  Retained Earnings (Deficit) ....................................................                 (3,670)                 (4,167)
                                                                                                 --------                --------
        Total Stockholders' Equity (Deficit) .....................................                 (1,311)                 35,962
                                                                                                 --------                --------
                                                                                                 $ 23,133                $ 38,331
                                                                                                 ========                ========

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                    (NOTE 1)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                 PREDECESSOR COMPANY   SUCCESSOR COMPANY
                                                 -------------------   -----------------
                                                     PERIOD FROM          PERIOD FROM                     YEARS ENDED
                                                    OCTOBER 1, 1993      JUNE 24, 1994                    SEPTEMBER 30,
                                                           TO                 TO                  -----------------------------
                                                     JUNE 23, 1994      SEPTEMBER 30, 1994         1995                 1996
                                                     -------------      ------------------         ----                 ----

NET SALES .................................          $     8,792           $     3,701           $    17,330           $ 25,925

COST OF SALES .............................                4,008                 1,845                 6,604              9,392
                                                     -----------           -----------           -----------           --------
      Gross Profit ........................                4,784                 1,856                10,726             16,533
                                                     -----------           -----------           -----------           --------
OPERATING EXPENSES:

      Marketing and Selling ...............                  512                   189                   912              1,415
      Research and Development ............                  747                   331                 1,317              2,326
      Write-Off of Purchased In-
        Process Research and
        Development .......................                   --                    --                    --              3,052
      General and Administrative ..........                  763                   374                 1,580              2,405
      Amortization of Excess of
        Purchase Price Over the Fair
        Value of Net Assets Acquired
        and Other Intangibles .............                  267                   219                   802                800
      Amortization of Deferred
        Compensation ......................                   --                    --                 1,183                443
                                                     -----------           -----------           -----------           --------
            Total Operating Expenses ......                2,289                 1,113                 5,794             10,441
                                                     -----------           -----------           -----------           --------
            Operating Income ..............                2,495                   743                 4,932              6,092

OTHER (INCOME) EXPENSE:
      Interest (Income) Expense, Net ......                   (8)                  490                 1,845                241
      Redeemable Warrant Interest
      Charge ..............................                   --                    --                 4,561              1,710
                                                     -----------           -----------           -----------           --------
          Income (Loss) Before Income Taxes
          and Extraordinary Item ..........                2,503                   253                (1,474)             4,141

PROVISION FOR INCOME
  TAXES ...................................                1,033                   247                 1,965              2,752
                                                     -----------           -----------           -----------           --------
          Net Income (Loss) Before
          Extraordinary Item ..............                1,470                     6                (3,439)             1,389

EXTRAORDINARY ITEM, Net
  of Income Tax Benefit of $1,253 .........                   --                    --                    --             (1,803)
                                                     -----------           -----------           -----------           --------
NET INCOME (LOSS) .........................          $     1,470                     6                (3,439)              (414)
                                                     ===========
INCREASE IN
  REDEMPTION VALUE OF
  PREFERRED STOCK .........................                                        (50)                 (187)               (83)
                                                                           -----------           -----------           --------
LOSS APPLICABLE TO
  COMMON STOCKHOLDERS .....................                                $       (44)          $    (3,626)         $    (497)
                                                                           ===========           ===========          =========
NET INCOME (LOSS) PER
  COMMON SHARE:

      Net Income (Loss) Before
      Extraordinary Item ..................                                $     (0.03)          $     (2.26)         $    0.26

      Extraordinary Item, Net of Tax ......                                         --                    --              (0.36)
                                                                           -----------           -----------          ---------
      Net Income (Loss) ...................                                $     (0.03)          $     (2.26)         $   (0.10)
                                                                           ===========           ===========          =========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ......................                                  1,548,000             1,603,562          5,030,112
                                                                           ===========           ===========          =========

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                    (NOTE 1)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (000'S OMITTED, EXCEPT SHARE AMOUNTS)


                                                                     CLASS A COMMON
                                            COMMON STOCK          STOCK OF THE SUCCESSOR           COMMON STOCK
                                              OF THE                 $.01 PAR VALUE                   OF THE
                                             PREDECESSOR              COMMON STOCK                   SUCCESSOR
                                             -----------              ------------                   ---------
                                          SHARES      AMOUNT       SHARES        AMOUNT         SHARES       AMOUNT
                                          ------      ------       ------        ------         ------       ------
PREDECESSOR:
BALANCE, October 1, 1993 .........       12,000       $ --               --        $ --               --       $--
  Net Income .....................           --         --               --          --               --        --
                                         ------       ----       ----------        ----        ---------       ---
BALANCE, June 23, 1994 ...........       12,000       $ --               --        $ --               --        --
                                         ======       ====       ==========        ====        =========       ===
SUCCESSOR:

  Issuance of Common Stock in
    Connection With the
    Acquisition, Net of Issuance
    Cost of $384,312 .............           --       $ --        1,500,000        $ 15               --       $--
  Net Income .....................           --         --               --          --               --        --
  Increase in Redemption Value
    of Preferred Stock ...........           --         --               --          --               --        --
                                         ------       ----       ----------        ----        ---------       ---
BALANCE September 30, 1994 .......           --         --        1,500,000          15               --        --
  Net Loss .......................           --         --               --          --               --        --
  Issuance of Common Stock .......           --         --           60,000           1               --        --
  Increase in Redemption Value
    of Preferred Stock ...........           --         --               --          --               --        --
  Deferred Compensation Associated
    with Issuance of Contingent
    Warrants .....................           --         --               --          --               --        --
  Amortization of Deferred
    Compensation .................           --         --               --          --               --        --
                                         ------       ----       ----------        ----        ---------       ---
BALANCE, September 30, 1995  .....           --         --        1,560,000          16               --        --
  Net Loss .......................           --         --               --          --               --        --
  Conversion of Class A Common
    Stock to Common Stock ........           --         --       (1,560,000)        (16)       1,560,000        16
  Issuance of Common Stock .......           --         --               --          --        1,900,000        19
  Payment of Offering Costs ......           --         --               --          --               --        --
  Exercise of Warrants and Options           --         --               --          --          477,064         4
  Conversion of Preferred Stock
    to Common Stock ..............           --         --               --          --        3,073,170        31
  Conversion of Redeemable
    Common Stock Warrants to
    Stockholders' Equity .........           --         --               --          --               --        --
  Increase in Redemption Value of
    Preferred Stock ..............           --         --               --          --               --        --
  Amortization of Deferred
    Compensation .................           --         --               --          --               --        --
                                         ------       ----       ----------        ----        ---------       ---
BALANCE, September 30 1996 .......           --       $ --               --        $ --        7,010,234       $70
                                         ======       ====       ==========        ====        =========       ===



                                         ADDITIONAL                     RETAINED
                                          PAID-IN        DEFERRED       EARNINGS
                                          CAPITAL      COMPENSATION    (DEFICIT)         TOTAL
                                          -------      ------------    ---------         -----
PREDECESSOR:
BALANCE, October 1, 1993 .........       $  9,711        $    --        $   679        $ 10,390
  Net Income .....................             --             --          1,470           1,470
                                         --------        -------        -------        --------
BALANCE, June 23, 1994 ...........       $  9,711        $    --        $ 2,149        $ 11,860
                                         ========        =======        =======        ========
SUCCESSOR:


  Issuance of Common Stock in
    Connection with the
    Acquisition, Net of Issuance
    Cost of $384,312 .............       $  1,101        $    --        $    --        $  1,116
  Net Income .....................             --             --              6               6
  Increase in Redemption Value
    of Preferred Stock ...........             --             --            (50)            (50)
                                         --------        -------        -------        --------
BALANCE September 30, 1994 .......          1,101             --            (44)          1,072
  Net Loss .......................             --             --         (3,439)         (3,439)
  Issuance of Common Stock .......             59             --             --              60
  Increase in Redemption Value
    of Preferred Stock ...........             --             --           (187)           (187)
  Deferred Compensation Associated
    with Issuance of Contingent
    Warrants .....................          1,626         (1,626)            --              --
  Amortization of Deferred
    Compensation .................             --          1,183             --           1,183
                                         --------        -------        -------        --------
BALANCE, September 30, 1995  .....          2,786           (443)        (3,670)         (1,311)
  Net Loss .......................             --             --           (414)           (414)
  Conversion of Class A Common
    Stock to Common Stock ........             --             --             --              --
  Issuance of Common Stock .......         28,245             --             --          28,264
  Payment of Offering Costs ......         (1,065)            --             --          (1,065)
  Exercise of Warrants and Options            459             --             --             463
  Conversion of Preferred Stock
    to Common Stock ..............          3,363             --             --           3,394
  Conversion of Redeemable
    Common Stock Warrants to
    Stockholders' Equity .........          6,271             --             --           6,271
  Increase in Redemption Value of
    Preferred Stock ..............             --             --            (83)            (83)
  Amortization of Deferred
    Compensation .................             --            443             --             443
                                         --------        -------        -------        --------
BALANCE, September 30 1996 .......       $ 40,059        $    --        $(4,167)       $ 35,962
                                         ========        =======        =======        ========


              The Accompanying Notes Are an Integral Part of These
                       Consolidated Financial Statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                    (NOTE 1)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)


                                                          PREDECESSOR COMPANY                      SUCCESSOR COMPANY
                                                          -------------------  -------------------------------------------------
                                                              PERIOD FROM         PERIOD FROM                YEARS ENDED
                                                             OCTOBER 1, 1993    JUNE 24, 1994                SEPTEMBER 30,
                                                                   TO                  TO                    -------------
                                                              JUNE 23, 1994    SEPTEMBER 30, 1994       1995                1996
                                                              -------------    ------------------       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..........................................     $ 1,470           $      6           $(3,439)          $   (414)
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided By Operating Activities:
  Depreciation and Amortization ............................         456                411             1,542              1,315
  Amortization of Deferred Compensation ....................          --                 --             1,183                443
  Extraordinary Item .......................................          --                 --                --              3,056
  Write-Off of Consulting Agreement ........................          --                 --                --                438
  Gain (Loss) on Sale of Fixed Assets ......................          (5)                --                (2)                --
  Deferred Income Taxes ....................................         (70)                 3               (18)            (1,162)
  Accretion of Interest on Zero Coupon Notes ...............          --                 61               243                108
  Accretion of Redeemable Warrant Interest Charge ..........          --                 --             4,561              1,710
  Changes in Operating Assets and Liabilities:
     Accounts Receivable ...................................        (450)               136            (1,241)              (986)
     Due from Affiliates of Predecessor ....................        (759)               243                --                 --
     Inventories ...........................................        (254)               457               539               (514)
     Other Current Assets ..................................          (3)                12               (33)               (72)
     Accounts Payable, Accrued Expenses and Income
     Taxes Payable .........................................          92                 32               509                875
                                                                 -------           --------           -------           --------
        Net Cash Provided by Operating Activities ..........         477              1,361             3,844              4,797
                                                                 -------           --------           -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of Predecessor, Net of Cash Acquired .........          --            (19,349)               --                 --
  Purchases of Leasehold Improvements and Equipment, Net ...         (75)               (52)             (440)              (848)
                                                                 -------           --------           -------           --------
        Net Cash Used in Investing Activities ..............         (75)           (19,401)             (440)              (848)
                                                                 -------           --------           -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Issuance of Preferred Stock ................          --              3,073                --                 --
  Proceeds from Issuance of Common Stock ...................          --              1,500                60             28,264
  Payments of Offering Costs ...............................          --                 --                --             (1,065)
  Exercise of Warrants and Stock Options ...................          --                 --                --                463
  Proceeds from Tranche A and B Senior Notes ...............          --             13,500                --                 --
  Repayments of Tranche A and B Senior Notes and
    Zero Coupon Notes ......................................          --                 --              (750)           (17,250)
  Proceeds from Line-of-Credit .............................          --              1,094                --                 --
  Repayments on Line-of-Credit .............................          --               (850)             (244)                --
  Proceeds from Issuance of Zero Coupon Notes ..............          --              1,927                --                 --
  Costs Related to Financing of Acquisition of Predecessor .          --             (1,686)               --                 --
                                                                 -------           --------           -------           --------
         Net Cash (Used In) Provided By Financing Activities          --             18,558              (934)            10,412
                                                                 -------           --------           -------           --------
INCREASE IN CASH ...........................................         402                518             2,470             14,361
CASH, Beginning of Period ..................................         187                 --               518              2,988
                                                                 -------           --------           -------           --------
CASH, End of Period ........................................     $   589           $    518           $ 2,988           $ 17,349
                                                                 =======           ========           =======           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash Paid During the Period for --
    Interest ...............................................     $    --           $    259           $ 1,327           $  3,120
    Income Taxes ...........................................     $   788           $    230           $ 1,927           $  2,506
  Non-Cash Transactions --
     Increase in Redemption Value of Preferred Stock .......     $    --           $     50           $   187           $     83



        The Accompanying Notes Are an Integral Part of These Consolidated
                             Financial Statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

Business

    Trident International, Inc. (the Company) designs, manufactures and markets impulse ink jet subsystems, including printheads, inks and other consumables, and related components for the industrial market. The Company markets its products worldwide principally to original equipment manufacturers (OEMs), who integrate the products and systems which are then sold to end-users directly or via distributors. The largest market application currently addressed by the Company's products is that of printing onto shipping cartons. Other industrial applications for which the Company's products are currently being utilized include check coding, addressing and imprinting business forms, postal bar coding and stamp cancellation and plotting garment patterns.

Organization

    In June 1994, Trident Holding Corp., a Delaware corporation, was formed for the purpose of acquiring all of the capital stock of its predecessor Trident, Inc., an unrelated Connecticut corporation. On June 24, 1994, Trident Investors Corp., a Delaware corporation and a wholly-owned subsidiary of Trident Holding Corp., purchased all of the outstanding stock of Trident, Inc. (the Acquisition). Trident Investors Corp. then merged into Trident, Inc. with Trident, Inc. becoming the surviving entity of the merger. As a result, Trident, Inc. became a wholly-owned subsidiary of Trident Holding Corp. In January 1996, Trident Holding Corp. changed its name to Trident International, Inc.

    In February 1996, Trident International, Inc. completed its initial public offering of its common stock which provided proceeds, after underwriting discounts and commissions, of $28,264,000. The Company used approximately $10,755,000 to repay the outstanding indebtedness under its credit facility and $4,500,000 to retire all of the $5,000,000 in principal amount of the zero coupon notes originally issued by the Company for $1,927,000 in connection with the 1994 Acquisition. The remaining net proceeds will be used for working capital and general corporate purposes.

    The 1994 Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the Acquisition. The excess of purchase price over the fair values of the net assets acquired is being amortized over 20 years. The following table summarizes the allocation of the cost of the Acquisition to the net assets acquired (000's omitted):


Cash ..............................................................   $    589
Accounts receivable ...............................................      1,824
Inventories .......................................................      2,045
Property and equipment ............................................        619
Excess of purchase price over the fair value of net assets acquired     13,945
Consulting agreement ..............................................      1,000
Other assets ......................................................        923
Accounts payable and other current liabilities ....................       (952)
Deferred income taxes, net ........................................        (55)
                                                                      --------
                                                                       $19,938
                                                                       =======

    In connection with the Acquisition, the Company also entered into a 3-year consulting agreement with its former parent, Johnson Worldwide Associates, Inc.
(JWA), for a cash payment of $1,000,000. This agreement required JWA to provide the Company with certain transition services in connection with the establishment of a stand-alone company and assistance related to preparation for an initial public offering. The unamortized balance of this consulting agreement of approximately $438,000 was charged to general and administrative expense in February, 1996 upon the consummation of the initial public offering.

    The Acquisition was financed by a senior credit facility and proceeds obtained by the Company through the issuance of common stock, preferred stock and zero coupon notes (see Notes 10, 11, and 12).

    The following summary unaudited pro forma condensed consolidated statement of operations for the full fiscal year ended September 30, 1994, is presented as though the Acquisition had occurred at the beginning of the fiscal year. The unaudited pro forma information is provided for information purposes only. It is based on historical information but does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company:



Net sales ..............................................      $12,493,000
Net income .............................................          204,000
Net income attributable to common stockholders .........           67,000
Net income per common share ............................             $.01
Weighted average shares outstanding ....................        4,619,503

    The unaudited pro forma condensed consolidated statement of operations reflects adjustments made for (1) the amortization of the excess of purchase price over the fair value of assets acquired and other intangible assets related to the Acquisition; (2) the interest expense related to the borrowings under the senior credit facility and zero coupon notes used to finance a portion of the purchase price and (3) the accretion of the Company's preferred stock to reflect its redemption value. Weighted average shares outstanding used in the calculation of pro forma net income per share include common stock equivalents computed using the treasury stock method and assume the conversion of the redeemable convertible participating preferred stock into common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

    The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries, Trident, Inc. and Trident Overseas, F.S.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates in the preparation of financial statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

    For purposes of the consolidated statements of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

    Inventories are stated at the lower of cost, under the first-in, first-out
(FIFO) method, or market and include materials, labor and manufacturing overhead. The Company periodically evaluates the realizability of its inventories and establishes a reserve for excess or obsolete inventories, as necessary.

Leasehold improvements and equipment

    Leasehold improvements and equipment are comprised of the following:


                                                        SEPTEMBER 30,
                                                        (000's OMITTED)
                                                        ---------------
                                                      1995            1996
                                                      ----            ----
     Leasehold improvements ...............          $  190          $  301
     Machinery and equipment ..............             824           1,496
     Furniture and fixtures ...............             100             165
                                                     ------          ------
                                                      1,114           1,962
     Less - Accumulated depreciation and

       amortization .......................             238             519
                                                     ------          ------
                                                     $  876          $1,443
                                                     ======          ======

    Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:


                                                                       YEARS
                                                                       -----
     Leasehold improvements ...................................            6
     Machinery and equipment ..................................        5 - 7
     Furniture and fixtures ...................................           10

Intangible assets

    Intangible assets are stated at cost less accumulated amortization. The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the excess of purchase price over fair value of net assets acquired exists at September 30, 1996. Other intangibles are amortized on a straight-line basis over their estimated useful lives which are 5 years.

Revenue recognition

    Revenue is recorded upon the shipment of products.

Research and development costs

    The Company's research and development costs are charged to expense as incurred.

Warranty Costs

    The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the applicable period. The related liability is included in accrued expenses in the accompanying consolidated balance sheets.

Income taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and tax net operating loss carry forwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

Net income (loss) per common share

    Primary earnings (loss) per common share is determined by deducting the increase in redemption value of redeemable convertible participating preferred stock from net income (loss) of the Company. This amount is divided by the weighted average number of common shares and dilutive common share equivalents outstanding, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common share equivalents issued at prices below the anticipated public offering price during the twelve months immediately preceding the initial public offering filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method). Primary and fully diluted earnings (loss) per common share are identical.

Effect of recent accounting pronouncements

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which established criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company will be required to adopt this standard in fiscal 1997. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations.

    The Company plans to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in Fiscal 1997. SFAS No. 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make proforma disclosures of net income, as if the fair value based method of accounting defined in the statement had been applied. The Company plans to continue to follow the provisions of APB No. 25. Therefore, management of the Company believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

3. INVENTORIES:

    Inventories consisted of the following:


                                                         September 30,
                                                         -------------
                                                       (000's omitted)
                                                   1995                1996
                                                 ------              ------
     Raw materials ................              $  466              $  894
     Work-in-process ..............                 363                 331
     Finished goods ...............                 220                 338
                                                 ------              ------
                                                 $1,049              $1,563
                                                 ======              ======

4. INTANGIBLE ASSETS:

    Intangible assets consisted of the following:


                                                           SEPTEMBER 30,
                                                           -------------
                                                         (000's OMITTED)
                                                        1995         1996
                                                        ----         ----
     Excess of purchase price over fair value of
       net assets acquired .....................      $13,945      $13,945
     Deferred financing costs ..................        1,257           --
     Consulting agreement ......................        1,000           --
     Prepaid license fee .......................          378          378
     Other .....................................           45           45
                                                      -------      -------
                                                       16,625       14,368
     Less -- Accumulated amortization ..........        1,714        1,824
                                                      -------      -------
                                                      $14,911      $12,544
                                                      =======      =======

     5. ACCRUED EXPENSES:

    Accrued expenses consisted of the following:


                                                         SEPTEMBER 30,
                                                         -------------
                                                        (000's OMITTED)
                                                     1995            1996
                                                     ----            ----

  Bonuses payable.......................             $258          $  307
  Accrued warranty......................              257             575
  Salaries payable......................               97             126
  Other.................................              183              93
                                                     ----          ------
                                                     $795          $1,101
                                                     ====          ======


6. SIGNIFICANT CUSTOMERS:

    The three largest customers of the Company each accounted for more than 10% of the Company's net sales for each of the years ended September 30, 1995 and 1996 and in the aggregate accounted for 47% of the Company's net sales in each of those years. Accounts receivable from these customers were approximately $1,714,000 and $1,736,000 at September 30, 1995 and 1996, respectively.

7. FOREIGN SALES:

    The Company sells into three major regions worldwide. Sales to these regions are as follows (000's omitted):


                     PREDECESSOR COMPANY              SUCCESSOR COMPANY
                     -------------------   --------------------------------------
                       OCTOBER 1, 1993     JUNE 24, 1994     FOR THE YEARS ENDED
                              TO                TO              SEPTEMBER 30,
                           JUNE 23,        SEPTEMBER 30,     -------------------
                            1994               1994          1995          1996
                            ----               ----          ----          ----
     Americas ......       $6,388            $ 2,575       $12,130       $17,994
     Europe ........        1,830                670         3,500         5,986
     Far East ......          574                456         1,700         1,945
                           ------            -------       -------       -------
                           $8,792            $ 3,701       $17,330       $25,925
                           ======            =======       =======       =======

8. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT:

    In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. During fiscal 1996, the Company recorded a charge of $3,052,000 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license.

9. EXTRAORDINARY ITEM

    In connection with the initial public offering, the Company expensed approximately $2,158,000 of unamortized original issue discount upon the prepayment of the Company's zero coupon notes and approximately $898,000 of unamortized deferred financing costs upon the repayment of the Company's Tranche A and B senior notes. The write-off of these items, less the related income tax benefit of approximately $1,253,000 has been reflected as an extraordinary item in the consolidated statements of operations.

10. FINANCING ARRANGEMENTS

    On June 24, 1994, in connection with the Acquisition, the Company entered into a credit agreement (the Credit Agreement) with NationsCredit Commercial Corp. (the Lender), formerly Greyrock Capital Group, Inc. and Nations Financial Capital Corp. The Credit Agreement consisted of a Tranche A senior note (the Tranche A Note) in an aggregate principal amount of $10,500,000, a Tranche B senior subordinated note (the Tranche B Note) in an aggregate principal amount of $3,000,000 and a line-of-credit of up to $2,500,000. In addition, the Company also received proceeds of approximately $1,927,000 from certain investors upon the issuance of subordinated zero coupon notes. Long-term debt as of September 30, 1995 consisted of the following (000's omitted):


                                               SEPTEMBER 30, 1995
                                               ------------------
    Tranche A...............                       $ 9,750
    Tranche B...............                         3,000
    Zero coupon notes.......                         2,231
                                                   -------
                                                    14,981
    Less -- Current portion.                         2,620
                                                   -------
                                                   $12,361
                                                   =======

    The remaining balances of long-term debt as of February, 1996 were repaid utilizing the proceeds of the initial public offering.

Tranche A and B senior notes

    The Tranche A Note had mandatory scheduled quarterly repayments, as defined in the Credit Agreement, beginning October 1, 1994 with full payment on or before July 1, 2001. The Tranche B Note had mandatory scheduled quarterly repayments beginning with the first quarterly date following the earlier of June 24, 2000 or the date of complete repayment of the Tranche A Note. Additional principal payments on the Tranche A and B Notes were required based on excess cash flow, as defined. For the period from June 24, 1994 to September 30, 1994, no additional principal payments under the excess cash flow provision were required. For the year ended September 30, 1995, $1,370,000 of excess cash flow payments was required to be paid. This was paid during the year ending September 30, 1996. In addition, mandatory prepayments of the Tranche A and B Notes were required in the event the Company received proceeds related to insurance, asset sales and issuance of equity securities, including a qualified initial public offering. Under the Credit Agreement, the Tranche B Note was issued with detachable warrants to purchase shares of the Company's common stock (see Note
12).

    The Tranche A Note bore interest at the 30-day commercial paper rate, as defined, plus 4.5%. The Tranche B Note bore interest at the 30-day commercial paper rate plus 6.5%. Interest on both notes was payable monthly in arrears.

    The Credit Agreement contained financial and other covenants which required the Company to maintain certain debt coverage and leverage ratios, meet minimum net income before interest, taxes, depreciation and amortization (EBITDA), as defined, and limited capital expenditures and lease payments.

Line-of-Credit

    The Company has a line of credit agreement with a bank which allows it to borrow up to $1,000,000 at either the prime rate or LIBOR plus 2%. Borrowings are collateralized by all corporate assets. There were no outstanding borrowings under this agreement at September 30, 1996.

    The Company previously had a credit agreement which provided for maximum borrowings up to $2,500,000. This agreement terminated with the initial public offering.

Subordinated zero coupon notes

    In connection with the Acquisition, the Company issued zero coupon notes (the Notes) with an aggregate principal amount payable at maturity of $5,000,000. The discount of approximately $3,073,000 was being amortized recognizing a yield to maturity of approximately 11.6% per annum. The carrying value at September 30, 1995 represented the principal at maturity less the unamortized discount. The full principal amount of the Notes was due on September 30, 2002. In the event of a qualified public offering prior to September 30, 2002, the notes became payable at 90% of their maturity value ($4,500,000) through June 24, 1996 and 100% thereafter. At September 30, 1995, the carrying value of the notes was $2,231,365. In connection with the initial public offering, $4,500,000 was paid to retire this obligation. The unamortized original issue discount of approximately $2,158,000 was recognized as an extraordinary item in the consolidated statements of operations (see Note 9).

11. REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK:

    In connection with the Acquisition, the Company authorized and issued 307,317 shares of Series A Convertible Participating Preferred Stock, $.01 par value, with a redemption feature (the Preferred Stock). Total proceeds from this sale were $3,073,170. The holders were entitled to dividends at the same rate as dividends were paid on the common stock. Each share of the Preferred Stock entitled the holder to the number of votes per share equal to the number of shares of common stock into which each share of Preferred Stock is then convertible. The Preferred Stock was automatically converted into shares of common stock simultaneously with the initial public offering of the Company's common stock.

12. STOCKHOLDERS' EQUITY:

Common stock

    On June 24, 1994, the Company sold 1,500,000 shares of Class A voting common stock for a purchase price of $1.00 per share to various investors. On October 27, 1994 the Company sold 60,000 shares of Class A voting common stock to an officer of the Company for a purchase price of $1.00 per share.

    In February, 1996, the Certificate of Incorporation was amended to authorize 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of undesignated preferred stock. All outstanding shares of Class A voting common stock were converted to common stock. Class A voting common stock and Class B non-voting common stock were canceled.

Stock options

    Under the Company's Amended and Restated 1994 Stock Option and Grant Plan (the Plan) the Company may grant options to purchase up to a maximum of 1,000,000 shares of common stock to employees, consultants and other key persons. Options granted may be incentive stock options or nonqualified options and must be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options is determined by the Board of Directors. The options expire no later than 10 years from the date of grant. At September 30, 1996, 866,000 shares were available for granting of additional options.

    A summary of stock option activity is as follows:


                                                  OPTIONS OUTSTANDING
                                                  -------------------
                                              NUMBER            EXERCISE
                                             OF SHARES      PRICE PER SHARE
                                             ---------      ---------------
     Balance at September 30, 1994 ....            --                    --
     Granted ..........................       108,000       $ 1.00 - $ 5.00
                                              -------
     Balance at September 30, 1995 ....       108,000       $ 1.00 - $ 5.00
     Granted ..........................        26,000       $12.00 - $16.00
     Exercised ........................         4,750       $          5.00
     Expired ..........................         1,500       $          5.00
                                              -------
     Balance at September 30, 1996 ....       127,750       $ 1.00 - $16.00
                                              =======

    The options vest ratably over a four year period on the anniversary of the grant date. Of the options outstanding at September 30, 1996, options to purchase 22,250 shares of the Company's common stock at $1.00 - $5.00 per share were exercisable.

Redeemable warrants

    Under the Credit Agreement, the Tranche B Note was issued to the Lender with detachable warrants. The warrants gave the Lender both the right to purchase shares of the Company's common stock and the right to require the Company to repurchase some or all of the warrants at the earlier of June 30, 1998 or the occurrence of certain events, including repayment of the indebtedness under the Credit Agreement or upon a qualified public offering.

    In connection with the Credit Agreement, the Company granted the Lender warrants to purchase between 418,118 and 653,310 shares of common stock depending upon the fair market valuation of the Company. These warrants had an exercise price of $1.00 per share. The warrants contained a put option which required that the Company purchase the warrants at the fair market value of the Company's common stock, net of the associated warrant exercise price, at the time the put option was exercised (the Option Price). The Company had the option to repurchase the warrants at 110% of the Option Price at the earlier of June 30, 1998 or upon a qualified public offering, as defined.

    The Company accounted for the initial value of the redeemable warrants based on their fair market value at the time the warrants were issued, using a formula contained in a Warrantholders Rights Agreement entered into in connection with the issuance of the warrants. The Company did not assign any value to the warrants at the time of issuance, as their fair market value did not exceed the warrant exercise price. Commencing at the beginning of fiscal 1995, the carrying value of the redeemable warrants has been increased by periodic accretions, so that their carrying amount would equal the mandatory redemption amount at the time of the Company's initial public offering (the Offering). During the years ended September 30, 1995, and 1996, the Company expensed $4,561,000 and $1,710,000, respectively, of this estimated cost. At the time of the initial public offering, these warrants were exercised for 418,118 shares of common stock and the Company's liability for redeemable common stock warrants was converted to stockholders' equity.

Contingent warrants

    In June 1994, contingent warrants to purchase up to 235,192 shares of common stock at $1.00 per share were granted on a pro rata basis to all of the Company's common stockholders of record. These warrants were to become exercisable in the event that the Lender was entitled to exercise warrants to purchase less than 653,310 shares of common stock. In the event this occurred, the holders of contingent warrants would be able to exercise warrants to purchase shares of common stock for the difference between the amount of shares the Lender exercised and 653,310 total shares of common stock. In connection with the initial public offering, warrants to purchase 235,192 common shares were issued. During Fiscal 1996, warrants to purchase 55,976 shares were exercised. At September 30, 1996, warrants to purchase 179,216 shares of common stock at $1.00 per share were outstanding.

    In Fiscal 1995, the Company recorded deferred compensation expense of $1,626,000 for the difference between the exercise price on the date of grant and the deemed fair value of the warrants held by management at the time it was probable that the number of warrants (108,400) which could be exercised could be determined (the Offering Date). This amount was amortized over the period commencing October 1, 1994 through the Offering Date. Deferred compensation expense recognized during the years ended September 30, 1995 and 1996, was $1,183,000 and $443,000, respectively.

13. INCOME TAXES:

    The provision (benefit) for income taxes includes (000's omitted):


                                PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                -------------------  -----------------------------------------------
                                  OCTOBER 1, 1993    JUNE 24, 1994               FOR THE YEARS ENDED
                                       TO                TO                        SEPTEMBER 30,
                                     JUNE 23,        SEPTEMBER 30,                 -------------
                                      1994               1994                 1995               1996
                                      ----               ----                 ----               ----
     Current:
       Federal .........            $   934             $   171             $ 1,432             $ 3,314
       State ...........                169                  73                 551                 600
                                    -------             -------             -------             -------
                                      1,103                 244               1,983               3,914
                                    -------             -------             -------             -------
     Deferred:

       Federal .........                (60)                  2                 (13)               (962)
       State ...........                (10)                  1                  (5)               (200)
                                    -------             -------             -------             -------
                                        (70)                  3                 (18)             (1,162)
                                    -------             -------             -------             -------
     Income tax before
      extraordinary item            $ 1,033             $   247             $ 1,965             $ 2,752
                                    =======             =======             =======             =======

    The Company's effective tax rate, as a percent of income (loss) before extraordinary item, differs from the statutory federal rate as follows:


                                              PREDECESSOR COMPANY              SUCCESSOR COMPANY
                                              ------------------- -------------------------------------------
                                                OCTOBER 1, 1993  JUNE 24, 1994            FOR THE YEARS ENDED
                                                      TO              TO                    SEPTEMBER 30,
                                                    JUNE 23,      SEPTEMBER 30,             -------------
                                                      1994            1994              1995             1996
                                                      ----            ----              ----             ----
     Statutory Federal tax rate ...........            34%             34%              (34%)             34%
     State taxes net of Federal benefit ...             4              21                24                6
     Non-deductible amortization of the
       excess of purchase price over fair
       value of net assets acquired .......             2               8                10                4
     Non-deductible redeemable warrant
       interest charge ....................            --              --               105               14
     Benefit from foreign sales corporation            --              --                (3)              (3)
     Inventory acquired in purchase
       acquisition with no tax benefit ....            --              49                --               --
     Non-deductible amortization of
       deferred compensation ..............            --              --                27                4
     Other ................................             1             (14)                4                7
                                                       --              --               ---               --
     Effective tax rate before
       extraordinary item .................            41%             98%              133%              66%
                                                       ==              ==               ===               ==

    Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The approximate tax effects of temporary differences which give rise to net deferred tax assets are as follows (000's omitted):


                                                         SEPTEMBER 30,
                                                         -------------
                                                   1995                 1996
                                                  ------               -----
     Current:
       Accrued warranty expense ......            $ 105             $   213
       Inventories ...................               36                  77
       Allowance for doubtful accounts               90                 111
       Other accrued expenses ........               54                  30
                                                  -----             -------
                                                    285                 431
                                                  -----             -------
     Non-Current:
       Depreciation and amortization .              (54)                (58)
       Intangible assets .............              (43)                977
                                                  -----             -------
                                                    (97)                919
                                                  -----             -------
          Net deferred tax assets ....            $ 188             $ 1,350
                                                  =====             =======


14. EMPLOYEE BENEFIT PLAN:

    The Company has a defined contribution retirement plan which is available to substantially all employees. The Company pays plan expenses and a matching contribution of 50% of every qualifying dollar contributed by plan participants to a maximum of 3% of compensation. Contributions by the Company amounted to $31,000 for the period October 1, 1993 to June 23, 1994; $16,000 for the period June 24, 1994 to September 30, 1994; and $46,000 and $69,000 for the years ended September 30, 1995 and 1996, respectively.

15. RELATED PARTY TRANSACTION:

    In connection with the Acquisition, the Company incurred certain advisory, legal and financing fees. As a result, the Company paid approximately $1,700,000 in such fees, of which approximately $673,000 was paid to or on behalf of certain investors in the Company.

16. COMMITMENTS AND CONTINGENCIES:

    The Company leases certain operating facilities and equipment under long-term, noncancelable operating leases. The leases for the operating facilities expire June 30, 1997, and include an option to renew at prevailing market rates for one three-year period. Approximate future minimum rental commitments under noncancelable operating leases having a term in excess of one year are approximately $128,000. Rental expense amounted to $82,000 for the period October 1, 1993 to June 23, 1994; $40,000 for the period June 24, 1994 to September 30, 1994 and $130,000 and $154,000 for the years ended September 30, 1995 and 1996, respectively.

    The Company entered into a three-year employment agreement with its chief executive officer which requires minimum annual compensation through November 1997. The agreement also provides for certain incentive bonus payments.

    In connection with the Acquisition, the Company undertook an environmental compliance audit which identified certain environmental deficiencies on properties leased by the Company. The site of one of the Company's leased facilities was contaminated due to prior uses by a prior occupant and may require remedial action. Although the Company obtained an indemnification agreement in connection with the Acquisition with respect to such prior contamination, if the Company is found to be liable as a result of any contamination of the site, there can be no assurance that such indemnification will be available or that, if available, it will be sufficient. While the ultimate results of future claims, if any, against the Company with regard to these matters cannot be determined, management does not anticipate that these matters will have a material adverse impact on the consolidated results of operations or financial position of the Company.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Trident International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Trident International, Inc. and Subsidiaries as of September 30, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the periods from October 1, 1993 to June 23, 1994 (the Predecessor Period) and for the period from June 24, 1994 to September 30, 1994 and the years ended September 30, 1995 and 1996 (the Successor Periods), included in this Form 10-K, and have issued our report thereon dated October 25, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page F-17 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        /s/ ARTHUR ANDERSEN LLP
                                                        -----------------------
                                                            ARTHUR ANDERSEN LLP

Hartford, Connecticut
October 25, 1996

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                         BALANCE AT           CHARGED TO                       BALANCE AT
                                                        BEGINNING OF          COST AND                          END OF
                DESCRIPTION                               PERIOD              EXPENSES      DEDUCTIONS         PERIOD
                -----------                               ------              --------      ----------         ------
     Predecessor Company:
     Allowance for Doubtful Accounts -
        October 1, 1993 to June 23, 1994 .....            $ 50,000                  --            -            $ 50,000

     Successor Company:

     Allowance for Doubtful Accounts -

       June 24, 1994 to September 30, 1994 ...            $ 50,000                  --            -            $ 50,000
       October 1, 1994 to September 30, 1995 .            $ 50,000            $170,000            -            $220,000
       October 1, 1995 to September 30, 1996 .            $220,000            $ 80,000            -            $300,000