Form 10-Q
period 1996-12-31
TRIDENT INTERNATIONAL INC
filed 1997-02-07
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

Yes [X]            No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of January 31, 1997 was 7,076,927.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 1996 and December 31, 1996.....................  3

              Condensed Consolidated Statements of Operations
                for the three months ended December 31, 1995
                and 1996.....................................................  4

              Condensed Consolidated Statements of Cash Flows
                for the three months ended December 31, 1995 and
                1996.........................................................  5


              Notes to Condensed Consolidated Financial Statements...........  6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................  8

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................... 12


              Signatures..................................................... 12

                          PART 1. FINANCIAL INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Business Environment and Future Results" on page 10 of this Form 10-Q.


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)




                                                                  September 30, 1996      December 31, 1996
                                                                  ------------------      -----------------
                                                                                             (Unaudited)
                        ASSETS
CURRENT ASSETS:
   Cash and equivalents.........................................          $17,349              $19,768
   Accounts receivable, net.....................................            3,915                3,599
   Inventories..................................................            1,563                1,914
   Deferred income taxes........................................              431                  429
   Other current assets.........................................              167                   86
                                                                          -------              -------
         Total current assets...................................           23,425               25,796
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net.......................            1,443                1,448
DEFERRED INCOME TAXES...........................................              919                  879
INTANGIBLE ASSETS, net..........................................           12,544               12,344
                                                                         --------             --------
         Total assets...........................................          $38,331              $40,467
                                                                          =======              =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.............................................          $   999              $   881
   Accrued expenses.............................................            1,101                  816
   Income taxes payable.........................................              269                1,069
                                                                          -------              -------
         Total current liabilities..............................            2,369                2,766
                                                                          -------              -------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 30,000,000 shares
     authorized; 7,010,234 and 7,069,935 shares
     issued and outstanding at September 30, 1996
     and December 31, 1996......................................               70                   71
   Additional paid-in capital...................................           40,059               40,058
   Retained earnings (deficit)..................................           (4,167)              (2,428)
                                                                          -------              -------
         Total stockholders' equity.............................           35,962               37,701
                                                                          -------              -------
                                                                          $38,331              $40,467
                                                                          =======              =======

                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (000's Omitted, except per share data)

                                   (Unaudited)

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                           December 31,        December 31,
                                                                               1995                1996
                                                                           -----------         -----------
NET SALES .........................................................        $     6,047         $     6,544
COST OF SALES .....................................................              2,347               2,220
                                                                           -----------         -----------
      Gross profit ................................................              3,700               4,324
                                                                           -----------         -----------
OPERATING EXPENSES:
      Marketing and selling .......................................                265                 441
      Research and development ....................................                447                 612
      General and administrative ..................................                533                 478
      Amortization of intangibles .................................                200                 201
      Amortization of deferred compensation .......................                296                  --
                                                                           -----------         -----------
           Total operating expenses ...............................              1,741               1,732
                                                                           -----------         -----------
           Operating income .......................................              1,959               2,592
OTHER (INCOME) EXPENSE:
      Interest (income) expense, net ..............................                428                (236)
      Redeemable warrant interest charge ..........................              1,142                  --
                                                                           -----------         -----------
           Income before income taxes .............................                389               2,828
PROVISION FOR INCOME TAXES ........................................                794               1,089
                                                                           -----------         -----------
NET INCOME (LOSS) .................................................               (405)              1,739
INCREASE IN REDEMPTION VALUE
   OF PREFERRED STOCK .............................................                (50)                 --
                                                                           -----------         -----------
INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS ...................................................        $      (455)        $     1,739
                                                                           ===========         ===========
INCOME (LOSS) PER COMMON SHARE ....................................        $     (0.28)        $      0.24
                                                                           ===========         ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ....................................................          1,608,000           7,219,985
                                                                           ===========         ===========

                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                -------------------------
                                                               December 31,    December 31,
                                                                  1995             1996
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ................................        $   (405)        $  1,739
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
      Depreciation and amortization ....................             394              278
      Amortization of deferred compensation ............             296               --
      Deferred income taxes ............................            (116)              40
      Accretion of interest on zero coupon notes .......              65               --
      Accretion of redeemable warrant interest charge ..           1,142               --
      Changes in operating assets and liabilities:
           Accounts receivable, net ....................            (597)             316
           Inventories .................................            (124)            (351)
           Other current assets ........................              51               81
           Accounts payable and accrued expenses .......             839             (403)
           Current income taxes ........................              --              802
                                                                --------         --------
             Net cash provided by operating activities .           1,545            2,502
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Purchases of leasehold improvements and
         equipment, net ................................            (196)             (83)
                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt ......................            (312)              --
      Payments of offering costs .......................            (115)              --
                                                                --------         --------
             Net cash provided by (used in) financing
                activities .............................            (427)              --
                                                                --------         --------
INCREASE IN CASH .......................................             922            2,419
CASH, beginning of period ..............................           2,988           17,349
                                                                --------         --------
CASH, end of period ....................................        $  3,910         $ 19,768
                                                                ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for -
         Interest ......................................        $    344         $     --
         Income taxes ..................................        $    396         $    247
      Non-cash transactions -
         Increase in redemption value of preferred stock        $     50         $     --
         Deferred offering costs .......................        $    394         $     --

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

                  The interim financial statements reflect all adjustments
              (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K.

                  The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1997.


         2.   Inventories:

                  Inventories consisted of the following:

                                       September 30, December 31,
                                           1996          1996
                                       ------------  ------------

                  Raw materials           $  894        $1,210
                  Work-in process            331           333
                  Finished goods             338           371
                                          ------        ------
                                          $1,563        $1,914
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

         4.   Initial Public Offering:

                  In February 1996, the Company completed the initial public offering of its common stock which provided net proceeds, after underwriting discounts and expenses, of $28,264,000. The Company used approximately $10,755,000 to repay the outstanding indebtedness under its credit facility and $4,500,000 to retire all of the $5,000,000 in principal amount of the zero coupon notes originally issued by the Company for $1,900,000 in connection with the Acquisition. The remaining net proceeds will be used for working capital and general corporate purposes. As a result, period to period comparison involving periods through March 31, 1996 may not necessarily be meaningful or indicative of trends in operating results.

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

         On June 24, 1994, the Company acquired all of the capital stock of the Predecessor (the 1994 Acquisition). The aggregate cash consideration paid by the Company in the 1994 Acquisition was approximately $19.9 million, including $1.0 million for a consulting agreement. The 1994 Acquisition has been accounted for as a purchase and, accordingly, the total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of the 1994 Acquisition. The excess of the purchase price over the fair value of the net assets acquired ($13.9 million) is being amortized over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the current net book value of this asset exists. The $1.0 million payment made by the Company under the consulting agreement was being amortized. The services provided under the consulting agreement largely related to transition services in connection with the establishment of stand-alone operations and assistance in preparation for an initial public offering. Other long-term assets acquired in the 1994 Acquisition are being depreciated over their respective useful lives of 5 years.

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


RESULTS OF OPERATIONS

         Net Sales. Net sales increased $497,000, or 8% to $6.5 million for the three months ended December 31, 1996 from $6.0 million for the three months ended December 31, 1995. Net sales of printheads decreased by approximately $298,000 or 8% in the three months ended December 31, 1996 as compared to the same quarter in the prior fiscal year due primarily to a decrease in printhead unit sales offset by an increase in average selling prices. Sales of ink products increased by $884,000 or 47% in the three months ended December 31, 1996 as compared to the same quarter in the prior fiscal year due to the expanding installed base of printheads. Net sales to international customers decreased by $151,000, or 7.6% for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

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

         Gross Profit. Gross profit increased $624,000, or 17% to $4.3 million for the three months ended December 31, 1996 from $3.7 million for the three months ended December 31, 1995. Gross profit as a percentage of net sales increased from 61.2% for the three months ended December 31, 1995 to 66% for the three months ended December 31, 1996. The increase in gross profit as a percentage of net sales was due to higher average selling prices, higher percentage of ink sales and lower average printhead costs.

         Marketing and Selling Expenses. Marketing and selling expenses increased $176,000, or 66% to $441,000 for the three months ended December 31, 1996 from $265,000 for the three months ended December 31, 1995 due to the addition of sales personnel and associated travel expenses and marketing support. As a percentage of net sales, these expenses increased to 6.7% for the three months ended December 31, 1996 from 4.4% for the three months ended December 31, 1995.

         Research and Development Expenses. Research and development expenses increased $165,000, or 37% to $612,000 for the three months ended December 31, 1996 from $447,000 for the three months ended December 31, 1995 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 9.4% for the three months ended December 31, 1996 from 7.4% for the three months ended December 31, 1995. The Company's product research and development groups work in teams on engineering development programs to design and develop new products and enhancements to existing products.

         General and Administrative Expenses. General and administrative expenses decreased $55,000, or 10% to $478,000 for the three months ended December 31, 1996 from $533,000 for the three months ended December 31, 1995. The decrease in expenses is due to amortization of consulting agreements and providing additional provisions for potential bad debts during the three months ended December 31, 1995. The consulting agreement terminated with the initial public offering and there were no similar provisions for bad debt during the three months ended December 31, 1996. These decreases were partially offset by increases in personnel. As a percentage of net sales, these expenses decreased to 7.3% for the three months ended December 31, 1996 from 8.8% for the three months ended December 31, 1995.

         Amortization of Intangibles and Amortization of Deferred Compensation. The amortization amounts for intangibles of $201,000 and $200,000, respectively, did not vary materially in amount for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Deferred compensation was fully amortized effective February, 1996 and accordingly there were no further charges for deferred compensation during the three months ended December 31, 1996.

         Interest (Income) Expense, net. Interest income was $236,000 for the three months ended December 31, 1996 as compared to interest expense of $428,000 for the three months ended December 31, 1995. This was due the repayment of all outstanding borrowings with the proceeds of the initial public offering and an increase in interest income on higher cash balances.

         Redeemable Warrant Interest Charge. Redeemable warrant interest charge decreased by $1.1 million to $0 for the three months ended December 31, 1996 from $1.1 million for the three months ended December 31, 1995 because the redeemable warrants were fully accredited as of February 1996.

         Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1996 was $1.1 million on income before income taxes of $2.8 million. The effective tax rate for the three months ended December 31, 1996 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.


BUSINESS ENVIRONMENT AND FUTURE RESULTS

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

         For the three months ended December 31, 1996, approximately 75% of the Company's net sales were to its top ten OEM customers, while approximately 22% and 11% of the Company's net sales for this period were to two OEM customers, Marsh Company and Banctec, Inc., respectively. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

         For the three months ended December 31, 1996, approximately 71% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $23.0 million compared to $21.1 million at September 30, 1996. At December 31, 1996, the Company has cash and temporary cash investments of $19.8 million.

         The Company's long-term capital requirements will depend on numerous factors including the rate at which the Company identifies, evaluates and acquires new technologies, whether through entering into licensing arrangements or acquiring businesses, the timing of the expansion of the Company's facilities and the purchase of additional factory automation equipment. The Company anticipates that it will incur expenditures to expand its facilities during the next 12 months. The Company believes the proceeds of the initial public offering, together with amounts available from cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

The following exhibit is filed as a part of this report:

                  Exhibit Number                               Title
                  --------------                               -----

                        27                             Financial Data Schedule.

b.     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1996.


       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated: February 7, 1997

                                           Trident International, Inc.
                                           (Registrant)



                                           /S/  Elaine A. Pullen
                                           ---------------------
                                           Elaine A. Pullen
                                           President and Chief Executive Officer



                                           /S/  J. Leo Gagne
                                           -----------------
                                           J. Leo Gagne
                                           Vice President and Chief
                                             Financial Officer