Form 10-Q
period 1997-03-31
TRIDENT INTERNATIONAL INC
filed 1997-05-09
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Yes [X]            No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 2, 1997 was 7,139,810.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                             Page
                                                                             ----
                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 1996 and March 31, 1997......................    3

              Condensed Consolidated Statements of Operations
                for the three months and six months ended March 31, 1996
                and 1997...................................................    4

              Condensed Consolidated Statements of Cash Flows
                for the six months ended March 31, 1996 and
                1997.......................................................    5


              Notes to Condensed Consolidated Financial Statements.........    6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................    8

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.............................   13


              Signatures...................................................   13

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


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)



                                                                  September 30, 1996    March 31, 1997
                                                                  ------------------    --------------
                        ASSETS                                                            (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents ..........................             $17,349              $20,643
      Accounts receivable, net ...........................               3,915                4,356
      Inventories ........................................               1,563                1,846
      Deferred income taxes ..............................                 431                  440
      Other current assets ...............................                 167                  200
                                                                       -------              -------
          Total current assets ...........................              23,425               27,485
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net ................               1,443                1,566
DEFERRED INCOME TAXES ....................................                 919                  822
INTANGIBLE ASSETS, net ...................................              12,544               12,143
                                                                       -------              -------
                                                                       $38,331              $42,016
                                                                       =======              =======
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ...................................             $   999              $ 1,015
      Accrued expenses ...................................               1,101                  968
      Income taxes payable ...............................                 269                  344
                                                                       -------              -------
          Total current liabilities ......................               2,369                2,327
                                                                       -------              -------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 30,000,000
         shares authorized; 7,010,234 and 7,135,036 shares
         issued and outstanding at September 30, 1996 and
         March 31, 1997 ..................................                  70                   71
      Additional paid-in capital .........................              40,059               40,102
      Retained earnings (deficit) ........................              (4,167)                (484)
                                                                       -------              -------
          Total stockholders' equity .....................              35,962               39,689
                                                                       -------              -------
                                                                       $38,331              $42,016
                                                                       =======              =======


                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000's Omitted, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended                      Six Months Ended
                                                             ----------------------------        ----------------------------
                                                              March 31,         March 31,         March 31,         March 31,
                                                                1996              1997              1996              1997
                                                             ----------        ----------        ----------        ----------
NET SALES ............................................       $    6,180        $    7,743        $   12,227        $   14,287
COST OF SALES ........................................            2,253             2,762             4,600             4,982
                                                             ----------        ----------        ----------        ----------
     Gross profit ....................................            3,927             4,981             7,627             9,305
                                                             ----------        ----------        ----------        ----------
OPERATING EXPENSES:
     Marketing and selling ...........................              365               585               630             1,026
     Research and development ........................              551               759               998             1,371
     Write-off of purchased in-process
         research and development ....................            3,052                --             3,052                --

     General and administrative ......................              899               536             1,432             1,014
     Amortization of intangibles .....................              201               199               401               400
     Amortization of deferred compensation ...........              147                --               443                --
                                                             ----------        ----------        ----------        ----------
           Total operating expenses ..................            5,215             2,079             6,956             3,811
                                                             ----------        ----------        ----------        ----------
           Operating income (loss) ...................           (1,288)            2,902               671             5,494

OTHER (INCOME) EXPENSE:

     Interest (income) expense, net ..................              182              (259)              612              (495)
     Redeemable warrant interest charge ..............              568                --             1,710                --
                                                             ----------        ----------        ----------        ----------
          Income (loss) before income taxes ..........           (2,038)            3,161            (1,651)            5,989

PROVISION (BENEFIT) FOR INCOME TAXES .................             (510)            1,217               283             2,306
                                                             ----------        ----------        ----------        ----------
          Net income (loss) before extraordinary
              item ...................................           (1,528)            1,944            (1,934)            3,683

EXTRAORDINARY ITEM, net of income tax benefit of
       $1,253 ........................................           (1,803)               --            (1,803)               --
                                                             ----------        ----------        ----------        ----------


NET INCOME (LOSS) ....................................           (3,331)            1,944            (3,737)            3,683

INCREASE IN REDEMPTION VALUE
    OF PREFERRED STOCK ...............................              (33)               --               (83)               --
                                                             ----------        ----------        ----------        ----------
INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS .....................................       $   (3,364)       $    1,944        $   (3,820)       $    3,683
                                                             ==========        ==========        ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) before extraordinary item .....       $    (0.44)       $     0.27        $    (0.79)       $     0.51

     Extraordinary item, net of tax ..................            (0.50)               --             (0.70)               --
                                                             ----------        ----------        ----------        ----------
     Net income (loss) ...............................       $    (0.94)       $     0.27        $    (1.49)       $     0.51
                                                             ==========        ==========        ==========        ==========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ......................................        3,574,327         7,254,003         2,561,660         7,211,088
                                                             ==========        ==========        ==========        ==========



                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                  ------------------------
                                                                  March 31,       March 31,
                                                                    1996            1997
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ...................................       $ (3,737)       $ 3,683
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization ....................            749            564
         Amortization of deferred compensation ............            443             --
         Write-off of unamortized original issue discount .          2,158             --
         Write-off of consulting agreement ................            438             --
         Write-off of deferred financing cost .............            898             --
         Deferred income taxes ............................         (2,446)            88
         Accretion of interest on zero coupon notes .......            108             --
         Accretion of redeemable warrant interest charge ..          1,710             --
         Changes in operating assets and liabilities:
              Accounts receivable, net ....................           (505)          (441)
              Inventories .................................           (378)          (283)
              Other current assets ........................            (27)           (33)
              Accounts payable and accrued expenses .......            594           (117)
              Income taxes payable ........................           (115)            75
                                                                  --------        -------
                  Net cash provided by operating activities           (110)         3,536
                                                                  --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of leasehold improvements and
         equipment, net ...................................           (465)          (286)
                                                                  --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from initial public offering ...........         28,264             --
      Net proceeds from sale of common stock ..............             --             26
      Exercise of warrants and options ....................            418             18
      Repayment of long-term debt .........................        (17,247)            --
      Payments of offering costs ..........................         (1,065)            --
                                                                  --------        -------
                  Net cash provided by financing
                     activities ...........................         10,370             44
                                                                  --------        -------
INCREASE IN CASH ..,,,,,,,,,,,,............................          9,795          3,294

CASH, beginning of period .................................          2,988         17,349
                                                                  --------        -------
CASH, end of period .......................................       $ 12,783        $20,643
                                                                  ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Cash paid during the period for -
         Interest .........................................       $  3,120        $     --
         Income taxes .....................................       $  1,587        $  2,143
      Non-cash transactions -
         Increase in redemption value of preferred stock ..       $     83        $     --

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


2.     Inventories:

         Inventories consisted of the following:

                                       September 30,       March 31,
                                           1996              1997
                                      ---------------   ---------------
                                      (000's Omitted)   (000's Omitted)
         Raw materials                  $   894            $1,114
         Work-in process                    331               397
         Finished goods                     338               335
                                         ------            ------
                                         $1,563            $1,846
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

4.     Initial Public Offering:

         In connection with the consummation of the Company's initial public offering in February, 1996, the Company paid down all of its indebtness and fully amortized a number of expenses incurred in connection with the 1994 acquisition. As a result, period to period comparison involving periods through March 31, 1996 may not necessarily be meaningful or indicative of trends in operating results.

5.    Effect of Accounting Pronouncement:

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which superseded accounting Principles Board Opinion No. 15. This new standard replaces the computation of primary earnings per share with a new computation of "basic earnings per share". The Company will be required to adopt this standard in fiscal 1998. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's earnings per share.

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

    The Predecessor was founded in 1989 as Trident, Inc. Shortly after its incorporation, a majority interest in the Predecessor was purchased by Johnson Worldwide Associates (JWA) through JWA's direct subsidiary, Porelon. At that time, the Predecessor also obtained a license from Dataproducts Corporation (the Dataproducts License), which gave the Predecessor exclusive rights to a series of liquid ink jet technology patents for use in the "industrial marking field." The technology covered by the Dataproducts License is at the core of the Company's current line of industrial printing subsystems. In December 1992, Porelon purchased the remaining minority interests in the Predecessor and the Predecessor became a wholly-owned subsidiary of Porelon.

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

    In February 1996, the Company completed the initial public offering of its common stock which provided proceeds, after underwriting discounts and commissions, of $28.3 million. The Company incurred certain significant charges relating to the 1994 Acquisition from the beginning of fiscal year 1996 through the consummation of the Offering. The Company incurred charges of $4.2 million, net of related income tax benefits, comprised of $2.1 million of recurring charges which were expensed through consummation of the offering and did not recur thereafter, and $2.1 million of extraordinary or non-recurring charges which were expensed at the closing of the Offering. The Company used approximately $10.8 million to repay the outstanding indebtedness under its credit facility and $4.5 million to retire all of the $5.0 million in principal amount of the zero coupon notes issued by the Company for $1.9 million in connection with the 1994 Acquisition. The remaining net proceeds will be used for working capital and general corporate purposes. As a result of the offering, the Company incurred extraordinary charges to earnings for approximately $2.2 million of unamortized original issue discount and approximately $898,000 of unamortized financing costs relating to the Credit Facility and the Notes. The Company also recognized a non-recurring charge of approximately $438,000, representing the unamortized portion of the cost of the Consulting Agreement as of the Offering date, which was terminated at the time of the Offering. Collectively, these items resulted in extraordinary or non-recurring charges to earnings of approximately $2.1 million, net of related income tax benefits, at the time of the Offering.

      In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company will require extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company plans to further develop this technology and develop new products using this technology. This development process should continue until the Spring of 1998 and the Company anticipates to expend in excess of $750,000 to complete the development of this technology. Consequently, the Company recorded a charge of approximately $3.1 million during Fiscal 1996 as a write-off of purchased in- process research and development to record the cost of evaluating and acquiring this license. The Company intends to continue to evaluate potential acquisitions and licenses of new technologies.

RESULTS OF OPERATIONS

    Net Sales. Net sales increased $1.5 million, or 25% to $7.7 million for the three months ended March 31, 1997 from $6.2 million for the three months ended March 31, 1996. Net sales of printheads increased by approximately $454,000 or 12% in the three months ended March 31, 1997 as compared to the same quarter in the prior fiscal year due primarily to an increase in average selling prices. Sales of ink products increased by $929,000 or 51% in the three months ended March 31, 1996 as compared to the same quarter in the prior fiscal year due to the expanding installed base of printheads and resulting increase in ink volume sold. Net sales to international customers increased by $299,000, or 15% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Net sales increased $2.1 million, or 17% to $14.3 million for the six months ended March 31, 1997 from $12.2 million for the six months ended March 31, 1996. Net sales of printheads increased by approximately $156,000 or 2% in the six months ended March 31, 1997 as compared to the same quarter in the prior fiscal year due primarily to an decrease in printhead unit sales offset by an increase in average selling prices. Sales of ink products increased by $1.8 million or 49% in the six months ended March 31, 1997 as compared to the same period in the prior fiscal year due to the expanding installed base of printheads. Net sales to international customers increased by $148,000, or 4% for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996.

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

    Gross Profit. Gross profit increased $1.1 million, or 27% to $5.0 million for the three months ended March 31, 1997 from $3.9 million for the three months ended March 31, 1996. Gross profit as a percentage of net sales increased from 63.5% for the three months ended March 31, 1996 to 64.3% for the three months ended March 31, 1997. The increase in gross profit as a percentage of net sales was due to higher average printhead selling prices and higher percentage of ink sales.

     Gross profit increased $1.7 million, or 22% to $9.3 million for the six months ended March 31, 1997 from $7.6 million for the six months ended March 31, 1996. Gross profit as a percentage of net sales increased from 62.4% for the six months ended March 31, 1996 to 65.1% for the six months ended March 31, 1997. The increase in gross profit as a percentage of net sales was due to higher average selling prices and higher percentage of ink sales.

    Marketing and Selling Expenses. Marketing and selling expenses increased $220,000, or 60% to $585,000 for the three months ended March 31, 1997 from $365,000 for the three months ended March 31, 1996 due to the addition of sales personnel and associated travel expenses and marketing support. As a percentage of net sales, these expenses increased to 7.6% for the three months ended March 31, 1997 from 5.9% for the three months ended March 31, 1996.

     Marketing and selling expenses increased $396,000, or 63% to $1.0 million for the six months ended March 31, 1997 from $630,000 for the six months ended March 31, 1996 due to the addition of sales personnel and associated travel expenses and marketing support. As a percentage of net sales, these expenses increased to 7.2% for the six months ended March 31, 1997 from 5.2% for the six months ended March 31, 1996.

    Research and Development Expenses. Research and development expenses increased $208,000 , or 38% to $759,000 for the three months ended March 31, 1997 from $551,000 for the three months ended March 31, 1996 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 9.8% for the three months ended March 31, 1997 from 8.9% for the three months ended March 31, 1996. The Company's product research and development groups work in teams on engineering development programs to design and develop new products and enhancements to existing products.

     Research and development expenses increased $373,000, or 37% to $1.4 million for the six months ended March 31, 1997 from $998,000 for the six months ended March 31, 1996 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 9.6% for the six months ended March 31, 1997 from 8.2% for the six months ended March 31, 1996.

    Write-off of Purchased In-Process Research and Development. In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company will require extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company plans to further develop this technology and develop new products using this technology. This development process should continue until the Spring of 1998 and the Company anticipates to expend in excess of $750,000 to complete the development of this technology. Consequently, the Company recorded a charge of approximately $3.1 million during three months and six months ended March 31, 1996 as a write-off of purchased in process research and development to record the cost of evaluating and acquiring this license. There was no similar expenses in the three months and six months ended March 31, 1997.

    General and Administrative Expenses. General and administrative expenses decreased $363,000 or 40% to $536,000 for the three months ended March 31, 1997 from $899,000 for the three months ended March 31, 1996. The decrease in expenses is due to amortization and write-off of consulting agreements with Johnson World Wide Associates, Inc. during the three months ended March 31, 1996. The consulting agreement terminated with the initial public offering and consequently, there was no amortization or write-offs during the three months ended March 31, 1997. These decreases were partially offset by increases in personnel. As a percentage of net sales, these expenses decreased to 6.9% for the three months ended March 31, 1997 from 14.5% for the three months ended March 31, 1996.

     General and administrative expenses decreased $418,000, or 29% to $1.0 million for the six months ended March 31, 1997 from $1.4 million for the six months ended March 31, 1996. The decrease in expenses is due to amortization and write-off of consulting agreements during the six months ended March 31, 1996. These decreases were partially offset by increases in personnel. As a percentage of net sales, these expenses decreased to 7.1% for the six months ended March 31, 1997 from 11.7% for the six months ended March 31, 1996.

    Amortization of Intangibles and Amortization of Deferred Compensation. The amortization amounts for intangibles of $199,000 and $201,000, respectively, did not vary materially in amount for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The amortization amounts for intangibles of $400,000 and $401,000, respectively, did not vary materially in amount for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996. Deferred compensation was fully amortized effective February, 1996 and accordingly there were no further charges for deferred compensation during the three months or the six months ended March 31, 1997.

    Interest (Income) Expense, net. Interest income was $259,000 for the three months ended March 31, 1997 as compared to interest expense of $182,000 for the three months ended March 31, 1996. This was due the repayment of all outstanding borrowings with the proceeds of the initial public offering and an increase in interest income on higher cash balances.

      Interest income was $495,000 for the six months ended March 31, 1997 as compared to interest expense of $612,000 for the six months ended March 31, 1996. This was due the repayment of all outstanding borrowings with the proceeds of the initial public offering and an increase in interest income on higher cash balances.

    Redeemable Warrant Interest Charge. Redeemable warrant interest charge decreased by $568,000 to $0 for the three months ended March 31, 1997 from $568,000 for the three months ended March 31, 1996 because the redeemable warrants were fully accreted as of February 1996.

     Redeemable warrant interest charge decreased by $1.7 million to $0 for the six months ended March 31, 1997 from $1.7 million for the six months ended March 31, 1996 because the redeemable warrants were fully accreted as of February 1996.

    Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 1997 was $1.2 million on income before income taxes of $3.2 million. The provision for income taxes for the six months ended March 31, 1997 was $2.3 million on income before income taxes of $6.0 million. The effective tax rate for the three months and six months ended March 31, 1997 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

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

    For the three months ended March 31, 1997, approximately 72% of the Company's net sales were to its top ten OEM customers, while approximately 24% of the Company's net sales for this period was to Marsh Company. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the three months ended March 31, 1997, approximately 71% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company had working capital of $25.2 million compared to $21.1 million at September 30, 1996. At March 31, 1997, the Company has cash and temporary cash investments of $20.6 million.

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

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

The following exhibit is filed as a part of this report:

                  Exhibit Number                               Title

                        27                             Financial Data Schedule.

b.  Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended March 31, 1997.


    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: May 9, 1997

                                           Trident International, Inc.
                                                  (Registrant)



                                           /s/ Elaine A. Pullen
                                           -------------------------------------
                                           Elaine A. Pullen
                                           President and Chief Executive Officer



                                           /s/ J. Leo Gagne
                                           -------------------------------------
                                           J. Leo Gagne
                                           Vice President and Chief
                                             Financial Officer