Form 10-Q/A
period 1997-03-31
TRIDENT INTERNATIONAL INC
filed 1997-06-04
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

   Part II of the Report on Form 10-Q is hereby amended to add the following:

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its Annual Meeting of Stockholders on January 29, 1997. At the Annual Meeting, the Company's stockholders voted (i) to re-elect R. Hugh Van Brimer, Robert S. Anderson, Russell J. Greenberg and Norman L. Norris to serve as Class I Directors of the Company until the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; and (ii) to approve the adoption of the Trident International, Inc. Employee Stock Purchase Plan, as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholder votes at the Annual Meeting on the foregoing matters.

                          Election of Class I Directors

Nominee                     Votes in Favor          Votes Withheld
-------                     --------------          --------------
R. Hugh Van Brimer           5,770,482                    500

Robert S. Anderson           5,770,482                    500

Russell J. Greenberg         5,770,482                    500

Norman L. Norris             5,770,181                    801


              Approval of Adoption of Employee Stock Purchase Plan

Votes in Favor          Votes Against         Abstentions       Broker Non-Votes
--------------          -------------         -----------       ----------------
  5,603,520                 1,100                1,500                164,862


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits:

         The following additional exhibit is filed as a part of this amended
Report:

             Exhibit Number                           Title
             --------------                           -----
                 99.1 Trident International, Inc. Second Amended and Restated 1994 Stock Option and Grant Plan.

                           PART II. OTHER INFORMATION


b.     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 1997.


       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated: June 4, 1997

                                          Trident International, Inc.
                                          (Registrant)



                                          /s/  Elaine A. Pullen
                                          --------------------------------------
                                          Elaine A. Pullen
                                          President and Chief Executive Officer



                                          /s/  J. Leo Gagne
                                          --------------------------------------
                                          J. Leo Gagne
                                          Vice President and Chief
                                          Financial Officer