Form 10-K/A
period 1996-09-30
TRIDENT INTERNATIONAL INC
filed 1997-07-24
CIK 1005128

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                EXPLANATORY NOTE

        This amendment to the Trident International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1996 is being filed to clarify certain portions of the Exhibit Index and Exhibit 10.14 in respect of a Confidential Treatment Request filed by the Company with the Securities and Exchange Commission.



                                    PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

(c)     Exhibits

        Exhibit
        Number                          Description
        -------                         -----------
        +10.14          Arrangements for the Purchase and Supply of Inks with
                        Porelon Group dated August 7, 1996

        --------
        + Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the "Commission"). The omitted portions have been filed separately with the Commission.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             Trident International, Inc.
                                                   (Registrant)

 Dated: July 24, 1997                   By:     /s/ Elaine A. Pullen
       ............................     ....................................

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


                   SIGNATURE                                     TITLE                                DATE
                   ---------                                     -----                                ----


        /s/ R. Hugh Van Brimer                             Director and                              July 23, 1997
       _____________________________                  Chairman of the Board
           (R. Hugh Van Brimer)


         /s/ Elaine A. Pullen                               President,                               July 23, 1997
       _____________________________                  Chief Executive Officer
            (Elaine A. Pullen)                             and Director
                                                   (Principal Executive Officer)


           /s/ J. Leo Gagne                               Vice President                             July 23, 1997
       _____________________________                and Chief Financial Officer
              (J. Leo Gagne)                         (Principal Financial and
                                                        Accounting Officer)


        /s/ Robert S. Anderson                               Director                                July 23, 1997
       _____________________________
           (Robert S. Anderson)


         /s/ Russell Greenberg                               Director                                July 23, 1997
       _____________________________
            (Russell Greenberg)


          /s/ Bruce Johnston                                 Director                                July 23, 1997
       _____________________________
             (Bruce Johnston)


           /s/ Norman Norris                                 Director                                July 23, 1997
       _____________________________
              (Norman Norris)


        /s/ Michael K. Lorelli                               Director                                July 23, 1997
       _____________________________
           (Michael K. Lorelli)


        /s/ John R. Webb                                     Director                                July 23, 1997
       -----------------------------
           (John R. Webb)

EXHIBIT 10.14

Portions of this Exhibit have been omitted pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission. An asterisk (*) identifies where such confidential information has been omitted. The omitted portions have been filed separately with the Commission.

TRIDENT, INC.
1114 Federal Road
Brookfield, CT 06804
203/740-9333



August 7, 1996


Mr. Donald J. Polak
President & CEO
Porelon Group
1480 Gould Drive
Cookeville, TN  38506

Dear Don:

        Reference is made to the Memorandum of Understanding (the "Memorandum") between Trident, Inc. ("Trident") and Micropore, Inc., ("Micropore") pursuant to which Trident agreed to purchase from Micropore, and Micropore agreed to supply to Trident, certain inks through 1998. This letter sets forth the agreement of Trident and Micropore hereinafter known as the Porelon Group ("Porelon") to terminate the Memorandum and enter into new arrangements for the purchase and supply of inks under the following terms and conditions:

         1. Purchase of Inks. Trident agrees, during the term of this Letter Agreement (and any extension thereof), to purchase all of its requirements for its ********, *****, **********, **** inks (individually, an "Ink," and collectively, the "Inks") from Porelon. The Inks purchased shall be manufactured by Porelon in accordance with the confidential specifications and quality standards previously supplied to Porelon by Trident, with such reasonable modifications as Trident may request from time to time.

         2. Price and Method of Payment. Trident shall purchase Inks from Porelon at the prices set forth on Schedule A hereto. The prices so set forth shall be subject to change by Porelon with ninety (90) days notice. Any price adjustment must maintain the same ratio between standard cost and selling price as now exists and Trident shall have the right to require evidence of cost increases prior to agreement of such price adjustment. Payment for Inks sold by Porelon to Trident shall be made within thirty (30) days of delivery and acceptance of such Inks by Trident. In the event that Trident fails to pay for any shipment of Inks within such thirty (30) day period, Porelon shall thereafter have the right to apply a reasonable finance charge to any unpaid balance not to exceed 1.5% per month.

        3. Obligation to Supply. Porelon may terminate its obligation to supply any or all of the Inks identified in Paragraph 1 to Trident with 180 days notice. Notice not to supply one ink does not affect Porelon's obligation to supply the other inks.

         4. Delivery of Inks. Trident shall place orders for Inks in amounts greater than 380 lbs. per order and at least sixty (60) days in advance of any requested delivery date. Porelon shall ship all Inks F.O.B., Cookeville, Tennessee4. Acceptance or rejection of any shipment shall be made by Trident within the longer of fourteen (14) calendar or ten 10 business days of receipt of such shipment by Trident. Porelon acknowledges that time of delivery of the Inks is of the essence. In the event that Porelon fails to deliver Inks (or any portion thereof) by the requested delivery date, and Porelon fails to cure such failure within thirty (30) days, Trident shall have the right to terminate this Letter Agreement by written notice to Porelon and seek alternative sources for the Inks.

         5. Further Assurances. Porelon acknowledges that it may be difficult for Trident to locate alternative sources for the Inks in the event of a failure by Porelon to deliver any Ink in such volume and in accordance with such specifications as Trident may require. Porelon therefore agrees that, during the term of this Letter Agreement (and any extension thereof), it will maintain an alternative facility capable of producing the Inks within ten (10) business days in the event that any circumstances arise which make the production of Inks (in such volumes, and in accordance with such quality standards, as required by Trident) at its current facilities impossible or impracticable. Porelon shall provide Trident with reasonable assurances of the existence and capability of such alternative facility, including physical inspection by Trident, if requested, prior to September 15, 1996. In the event that, at any time, Trident reasonably concludes that such alternative facility is not or will not be capable of meeting its requirements for Inks, and Porelon does not correct the deficiencies in 30 days, Trident shall have the right to terminate this Letter Agreement by written notice to Porelon and seek alternative sources for the Inks.

         6. Term and Termination. Subject to the early termination provisions set forth above, the terms and conditions of this Letter Agreement shall continue until December 31, 2000 (the "Termination Date"); provided, however, that the term of this Letter Agreement shall be extended automatically for a period of one year commencing on the Termination Date and on each subsequent anniversary of the Termination Date unless either party has given the other party written notice, at least ninety (90) days prior to any such extension date, of such party's election not to extend the term of this Letter Agreement.

         7. Confidentiality and Non-Competition. At all times during and after the term of this Letter Agreement, Porelon shall keep confidential all proprietary and technical information provided to it by Trident (whether pursuant to this Letter Agreement or otherwise) with respect to any Inks, ink jet printheads or any related equipment or materials and shall not disclose or use in any way any such information. In recognition of the confidential information provided to it hereunder (and in related documents), Porelon agrees that until the date which is two (2) years from the earlier of (a) the Termination Date, or (b) the date on which this Letter Agreement is otherwise terminated, it will not engage, directly or indirectly, in the sale of any ink jet inks to, or the manufacture of ink jet inks for sale by, current or future users, original equipment manufacturer customers, or distributors of any ink jet devices sold by Trident during such period or any suppliers thereof.

         8. Conflicting Agreements and Remedies. In the event of any conflict between the terms of this Letter Agreement and any other document or agreement between the parties (including the Nonexclusive License Agreement and Assignment and License Back Agreement, as both are appended to the Memorandum), the terms of this Letter Agreement shall control. In the event of a breach of this Letter Agreement by either party, the party who has not breached shall be entitled to equitable relief in addition to any other remedies available to it.

         9. Assignment. This Letter Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns, provided that Porelon may only assign its rights or obligations hereunder to a successor entity by way of merger, consolidation or the sale of all or substantially all of its business and assets, which successor entity expressly agrees to assume Porelon's obligations under this Letter Agreement and any related agreements or documents.

         10. Governing Law and Severability. The terms of this Letter Agreement shall be governed by and construed in accordance with the internal laws, and not the laws pertaining to conflicts of laws, of the State of Connecticut. Should any provision of this Letter Agreement now or at any time during its term (or any extension thereof) conflict with any applicable law or regulation, said provision shall be considered as of no force and effect and the remainder of this Letter Agreement shall remain in full force and effect.

         11. Waiver. The failure of either party to enforce at any time or for any period of time the provisions hereof (or of a purchase order) in accordance with their terms will not be construed to be a waiver of such provisions or of the right of such party thereafter to enforce each and every such provision.

        12. Effective Date. This Letter Agreement shall be effective as of August 1, 1996.

         If the above accurately sets forth our understanding, please so indicate by executing this Letter Agreement where provided below and returning it to me.

         Sincerely,

                                  TRIDENT, INC.

                                  By: /s/ ELAINE A PULLEN
                                     ________________________________________

                                     Elaine A. Pullen
                                     President and Chief Executive Officer



        ACCEPTED AND AGREED TO:

        PORELON, INC.

        By: /s/ DONALD J. POLAK
           _________________________________________
           Donald J. Polak
           President & Chief Executive Officer

                                   SCHEDULE A
                                    THE INKS

        NAME                             TRIDENT PART NO.                    PRICE / LB.
        ----                             ----------------                    -----------
        ********                         ***-****-**                 $             *.**
        *****                            ***-****-**                 $             *.**
        **********                       ***-****-**                 $             *.**
        **********                       ***-****-**                 $             *.**
        ****                             ***-****-**                 $             *.**