Form 10-Q
period 1997-06-30
TRIDENT INTERNATIONAL INC
filed 1997-08-14
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Yes [X]            No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of July 31, 1997 was 6,918,618.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
                                                                                               ----

                          PART I. FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 1996 and June 30, 1997....................................         3

              Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 1996
                and 1997................................................................         4

              Condensed Consolidated Statements of Cash Flows
                for the nine months ended June 30, 1996 and
                1997....................................................................         5

              Notes to Condensed Consolidated Financial Statements......................         6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................         8

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..........................................        13


              Signatures................................................................        13

                          PART I. FINANCIAL INFORMATION

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

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)

                                                                  September 30, 1996           June 30, 1997
                                                                  ------------------           -------------
                        ASSETS                                                                  (Unaudited)
CURRENT ASSETS:

      Cash and cash equivalents .....................................  $ 17,349                    $ 21,473
      Accounts receivable, net ......................................     3,915                       3,900
      Inventories ...................................................     1,563                       1,618
      Deferred income taxes .........................................       431                         462
      Other current assets ..........................................       167                         150
                                                                       --------                    --------
          Total current assets ......................................    23,425                      27,603
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net ...........................     1,443                       1,638
DEFERRED INCOME TAXES ...............................................       919                         777
INTANGIBLE ASSETS, net ..............................................    12,544                      11,943
                                                                       --------                    --------
                                                                       $ 38,331                    $ 41,961
                                                                       ========                    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

      Accounts payable ..............................................  $    999                    $  1,097
      Accrued expenses ..............................................     1,101                         991
      Income taxes payable ..........................................       269                         516
                                                                       --------                    --------
          Total current liabilities .................................     2,369                       2,604
                                                                       --------                    --------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 30,000,000
         shares authorized; 7,010,234 and 7,163,618
         shares issued at September 30, 1996 and
         June 30, 1997 ..............................................        70                          71
      Additional paid-in capital ....................................    40,059                      40,119
      Retained earnings (deficit) ...................................    (4,167)                      1,531
                                                                       --------                    --------
                                                                         35,962                      41,721
      Less-Treasury stock at cost,common stock,125,000 shares .......      --                        (2,364)
                                                                       --------                    --------
          Total stockholders' equity ................................    35,962                      39,357
                                                                       --------                    --------
                                                                       $ 38,331                    $ 41,961
                                                                       ========                    ========


                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (000's Omitted, except per share data)

                                   (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                   ------------------                     -----------------
                                                               June 30,           June 30,           June 30,           June 30,
                                                                 1996               1997               1996               1997
                                                             -----------        -----------        -----------        -----------
NET SALES ............................................       $     6,681        $     8,069        $    18,908        $    22,356
COST OF SALES ........................................             2,392              2,878              6,992              7,860
                                                             -----------        -----------        -----------        -----------
     Gross profit ....................................             4,289              5,191             11,916             14,496
                                                             -----------        -----------        -----------        -----------
OPERATING EXPENSES:
     Marketing and selling ...........................               409                580              1,039              1,606
     Research and development ........................               579                813              1,577              2,184
     Write-off of purchased in-process
         research and development ....................              --                 --                3,052               --

     General and administrative ......................               510                606              1,942              1,620
     Amortization of intangibles .....................               199                200                600                600
     Amortization of deferred compensation ...........              --                 --                  443               --
                                                             -----------        -----------        -----------        -----------
           Total operating expenses ..................             1,697              2,199              8,653              6,010
                                                             -----------        -----------        -----------        -----------
           Operating income ..........................             2,592              2,992              3,263              8,486
OTHER (INCOME) EXPENSE:

     Interest (income) expense, net ..................              (179)              (284)               433               (779)
     Redeemable warrant interest charge ..............              --                 --                1,710               --
                                                             -----------        -----------        -----------        -----------
          Income before income taxes .................             2,771              3,276              1,120              9,265
PROVISION FOR INCOME TAXES ...........................             1,183              1,261              1,466              3,567
                                                             -----------        -----------        -----------        -----------
           Net income (loss) before extraordinary item             1,588              2,015               (346)             5,698
EXTRAORDINARY ITEM, net of income tax benefit of
  $1,253 .............................................                --                 --             (1,803)              --
                                                             -----------        -----------        -----------        -----------
NET INCOME (LOSS) ....................................             1,588              2,015             (2,149)             5,698
INCREASE IN REDEMPTION VALUE
    OF PREFERRED STOCK ...............................              --                 --                  (83)              --
                                                             -----------        -----------        -----------        -----------
INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS .....................................       $     1,588        $     2,015        $    (2,232)       $     5,698
                                                            ===========        ===========        ===========        ===========
NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss) before extraordinary item .....       $      0.22        $      0.28        $     (0.11)       $      0.79

     Extraordinary item, net of tax ..................              --                 --                (0.45)              --
                                                             -----------        -----------        -----------        -----------
     Net income (loss) ...............................       $      0.22        $      0.28        $     (0.56)       $      0.79
                                                             ===========        ===========        ===========        ===========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ......................................         7,275,383          7,223,593          4,019,529          7,194,538
                                                             ===========        ===========        ===========        ===========


                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                  ---------------------------
                                                                   June 30,         June 30,
                                                                     1996             1997
                                                                    ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss) ...................................       $ (2,149)       $  5,698
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:

         Depreciation and amortization ....................          1,014             853
         Amortization of deferred compensation ............            443            --
         Write-off of unamortized original issue discount .          2,158            --
         Write-off of consulting agreement ................            438            --
         Write-off of deferred financing cost .............            898            --
         Deferred income taxes ............................         (1,280)            111
         Accretion of interest on zero coupon notes .......            108            --
         Accretion of redeemable warrant interest charge ..          1,710            --
         Changes in operating assets and liabilities:

              Accounts receivable, net ....................           (937)             15
              Inventories .................................           (185)            (55)
              Other current assets ........................            (26)             17
              Accounts payable and accrued expenses .......            242             (12)
              Income taxes payable ........................           (510)            247
                                                                  --------        --------
                  Net cash provided by operating activities          1,924           6,874
                                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of leasehold improvements and
         equipment, net ...................................           (597)           (447)
                                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from initial public offering ...........         28,264            --
      Net proceeds from sale of common stock ..............           --                41
      Purchase of treasury stock ..........................           --            (2,364)
      Exercise of warrants and options ....................            418              20
      Repayment of long-term debt .........................        (17,247)           --
      Payments of offering costs ..........................         (1,065)           --
                                                                  --------        --------
                  Net cash provided by financing
                     activities ...........................         10,370          (2,303)
                                                                  --------        --------
INCREASE IN CASH ..........................................         11,697           4,124
CASH, beginning of period .................................          2,988          17,349
                                                                  --------        --------
CASH, end of period .......................................       $ 14,685        $ 21,473
                                                                  ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

      Cash paid during the period for -

         Interest .........................................       $  3,120        $   --
         Income taxes .....................................       $  1,988        $  3,209
      Non-cash transactions -

         Increase in redemption value of preferred stock ..       $     83        $   --

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

    2. Inventories:

                  Inventories consisted of the following:

                   September 30,            June 30,
                       1996                   1997
                  ---------------        ---------------
                  (000's Omitted)        (000's Omitted)
Raw materials         $  894                 $1,080
Work-in process          331                    326
Finished goods           338                    212
                      ------                 ------
                      $1,563                 $1,618
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

    The Company's predecessor (the Predecessor) was founded in 1989 as Trident, Inc. Shortly after its incorporation, a majority interest in the Predecessor was purchased by Johnson Worldwide Associates (JWA) through JWA's direct subsidiary, Porelon. At that time, the Predecessor also obtained a license from Dataproducts Corporation (the Dataproducts License), which gave the Predecessor exclusive rights to a series of liquid ink jet technology patents for use in the "industrial marking field." The technology covered by the Dataproducts License is at the core of the Company's current line of industrial printing subsystems. In December 1992, Porelon purchased the remaining minority interests in the Predecessor and the Predecessor became a wholly-owned subsidiary of Porelon.

    On June 24, 1994, the Company acquired all of the capital stock of the Predecessor (the 1994 Acquisition). The aggregate cash consideration paid by the Company in the 1994 Acquisition was approximately $19.9 million, including $1.0 million for a consulting agreement (the Consulting Agreement). The 1994 Acquisition has been accounted for as a purchase and, accordingly, the total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of the 1994 Acquisition. The excess of the purchase price over the fair value of the net assets acquired ($13.9 million) is being amortized over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the current net book value of this asset exists. The $1.0 million payment made by the Company under the consulting agreement was being amortized. The services provided under the consulting agreement largely related to transition services in connection with the establishment of stand-alone operations and assistance in preparation for an initial public offering. Other long-term assets acquired in the 1994 Acquisition are being depreciated over their respective useful lives of 5 years.

    In February 1996, the Company completed the initial public offering (the Offering) of its common stock which provided proceeds, after underwriting discounts and commissions, of $28.3 million. The Company incurred certain significant charges relating to the 1994 Acquisition from the beginning of fiscal year 1996 through the consummation of the Offering. The Company incurred charges of $4.2 million, net of related income tax benefits, comprised of $2.1 million of recurring charges which were expensed through consummation of the offering and did not recur thereafter, and $2.1 million of extraordinary or non-recurring charges which were expensed at the closing of the Offering. The Company used approximately $10.8 million to repay the outstanding indebtedness under its credit facility and $4.5 million to retire all of the $5.0 million in principal amount of the zero coupon notes issued by the Company for $1.9 million in connection with the 1994 Acquisition. The remaining net proceeds are being used for working capital and general corporate purposes. As a result of the offering, the Company incurred extraordinary charges to earnings for approximately $2.2 million of unamortized original issue discount and approximately $898,000 of unamortized financing costs relating to its former credit facility and notes. The Company also recognized a non-recurring charge of approximately $438,000, representing the unamortized portion of the cost of the Consulting Agreement as of the Offering date, which was terminated at the time of the Offering. Collectively, these items resulted in extraordinary or non-recurring charges to earnings of approximately $2.1 million, net of related income tax benefits, at the time of the Offering.

      In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company will require extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company plans to further develop this technology and develop new products using this technology. This development process should continue until the Spring of 1998 and the Company anticipates to expend in excess of $750,000 to complete the development of this technology. Consequently, the Company recorded a charge of approximately $3.1 million during Fiscal 1996 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license. The Company intends to continue to evaluate potential acquisitions and licenses of new technologies.

RESULTS OF OPERATIONS

    Net Sales. Net sales increased $1.4 million, or 21% to $8.1 million for the three months ended June 30, 1997 from $6.7 million for the three months ended June 30, 1996. Net sales of printheads increased by approximately $363,000 or 9% in the three months ended June 30, 1997 as compared to the same quarter in the prior fiscal year due to increases in units sold and average selling prices. Sales of ink products increased by $707,000 or 33% in the three months ended June 30, 1997 as compared to the same quarter in the prior fiscal year due to the expanding installed base of printheads and resulting increase in ink volume sold. Net sales to international customers increased by $576,000, or 31% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The Company has commenced the development of an improved bar code printhead and ink which the Company expects to be available for sale to its OEM customers later this calendar year. The new printhead and ink should provide improved reliability and economy relative to existing bar coding products. Management anticipates some reduction in the rate of revenue growth with the transition to these new products due to potential disruptions in the distribution channel.

     Net sales increased $3.5 million, or 18% to $22.4 million for the nine months ended June 30, 1997 from $18.9 million for the nine months ended June 30, 1996. Net sales of printheads increased by approximately $519,000 or 4% in the nine months ended June 30, 1997 as compared to the same period in the prior fiscal year due primarily to an increase in average selling prices. Sales of ink products increased by $2.5 million or 43% in the nine months ended June 30, 1997 as compared to the same period in the prior fiscal year due to the expanding installed base of printheads. Net sales to international customers increased by $721,000 or 12% for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996.

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

    Gross Profit. Gross profit increased $902,000 or 21% to $5.2 million for the three months ended June 30, 1997 from $4.3 million for the three months ended June 30, 1996. Gross profit as a percentage of net sales increased from 64.2% for the three months ended June 30, 1996 to 64.3% for the three months ended June 30, 1997. The increase in gross profit as a percentage of net sales was due to higher average printhead selling prices and higher percentage of ink sales.

     Gross profit increased $2.6 million, or 22% to $14.5 million for the nine months ended June 30, 1997 from $11.9 million for the nine months ended June 30, 1996. Gross profit as a percentage of net sales increased from 63.0% for the nine months ended June 30, 1996 to 64.8% for the nine months ended June 30, 1997. The increase in gross profit as a percentage of net sales was due to higher average printhead selling prices and higher percentage of ink sales.

    Marketing and Selling Expenses. Marketing and selling expenses increased $171,000 or 42% to $580,000 for the three months ended June 30, 1997 from $409,000 for the three months ended June 30, 1996 due to the addition of sales personnel and associated travel expenses and marketing support. As a percentage of net sales, these expenses increased to 7.2% for the three months ended June 30, 1997 from 6.1% for the three months ended June 30, 1996.

     Marketing and selling expenses increased $567,000 or 55% to $1.6 million for the nine months ended June 30, 1997 from $1.0 million for the nine months ended June 30, 1996 due to the addition of sales personnel and associated travel expenses and marketing support. As a percentage of net sales, these expenses increased to 7.2% for the nine months ended March 31, 1997 from 5.5% for the nine months ended June 30, 1996.

    Research and Development Expenses. Research and development expenses increased $234,000 or 40% to $813,000 for the three months ended June 30, 1997 from $579,000 for the three months ended June 30, 1996 due principally to the addition of engineering personnel and contract research as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 10.1% for the three months ended June 30, 1997 from 8.7% for the three months ended June 30, 1996. The Company's product research and development groups work in teams on engineering development programs to design and develop new products and enhancements to existing products.

     Research and development expenses increased $607,000 or 38% to $2.2 million for the nine months ended June 30, 1997 from $1.6 million for the nine months ended June 30, 1996 due principally to the addition of engineering personnel and contract research as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 9.8% for the nine months ended June 30, 1997 from 8.3% for the nine months ended June 30, 1996.

    Write-off of Purchased In-Process Research and Development. In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company will require extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company plans to further develop this technology and develop new products using this technology. This development process should continue until the Spring of 1998 and the Company anticipates to expend in excess of $750,000 to complete the development of this technology. Consequently, the Company recorded a charge of approximately $3.1 million during the nine months ended June 30, 1996 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license. There were no similar expenses in the three months and nine months ended June 30, 1997.

    General and Administrative Expenses. General and administrative expenses increased $96,000 or 19% to $606,000 for the three months ended June 30, 1997 from $510,000 for the three months ended June 30, 1996. These increases were due to increases in professional fees, training and insurance. As a percentage of net sales, these expenses decreased to 7.5% for the three months ended June 30, 1997 from 7.6% for the three months ended June 30, 1996.

     General and administrative expenses decreased $322,000 or 17% to $1.6 million for the nine months ended June 30, 1997 from $1.9 million for the nine months ended June 30, 1996. The decrease in expenses is due to amortization and write-off of the Consulting Agreement during the nine months ended June 30, 1996. The Consulting Agreement terminated with the initial public offering and consequently there were no amortization or write-offs during the nine months ended June 30, 1997. These decreases were partially offset by increases in personnel, professional fees, training and insurance. As a percentage of net sales, these expenses decreased to 7.2% for the nine months ended June 30, 1997 from 10.3% for the nine months ended June 30, 1996.

    Amortization of Intangibles and Amortization of Deferred Compensation. The amortization amounts for intangibles of $200,000 and $199,000, respectively, did not vary materially in amount for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     The amortization amounts for intangibles of $600,000 was the same amount for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. Deferred compensation was fully amortized effective February, 1996 and accordingly there were no further charges for deferred compensation during the three months or the nine months ended June 30, 1997.

    Interest (Income) Expense, net. Interest income increased by $105,000 or 59% to $284,000 for the three months ended June 30, 1997 from $179,000 for the three months ended June 30, 1996 due to higher cash balances.

      Interest income was $779,000 for the nine months ended June 30, 1997 as compared to interest expense of $433,000 for the nine months ended June 30, 1996. This was due the repayment of all outstanding borrowings with the proceeds of the initial public offering and an increase in interest income on higher cash balances.

    Redeemable Warrant Interest Charge. Redeemable warrant interest charge decreased by $1.7 million to $0 for the nine months ended June 30, 1997 from $1.7 million for the nine months ended June 30, 1996 because the redeemable warrants were fully accreted as of February 1996.

    Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1997 was $1.3 million on income before income taxes of $3.3 million. The provision for income taxes for the nine months ended June 30, 1997 was $3.6 million on income before income taxes of $9.3 million. The effective tax rate for the three months and nine months ended June 30, 1997 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

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

    New products could also have the effect of decreasing customer demand for the Company's current products. The Company has commenced the development of an improved bar code printhead and ink which the Company expects to be available for sale to its OEM customers later this calendar year. The new printhead and ink should provide improved reliability and economy relative to existing bar coding products. Management anticipates some reduction in the rate of revenue growth with the transition to these new products due to potential disruptions in the distribution channel. Although the Company historically has not experienced any material adverse impact on its business attributable to delays in the introduction of new products, there can be no assurance that delays will not occur in the future. The Company expects a component of its growth strategy to be the acquisition of new technologies, whether through entering into licensing arrangements, acquiring businesses owning desirable technology, or otherwise. An example of this is the new solid ink jet printing technology. There can be no assurance that the Company's investments in new technologies, including solid ink, will lead to the successful development of new products.

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

    For the three months ended June 30, 1997, approximately 76% of the Company's net sales were to its top ten OEM customers, while approximately 21% and 11% of the Company's net sales for this period were to Marsh Company and Foxjet, Inc., respectively. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the three months ended June 30, 1997, approximately 70% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had working capital of $25.0 million compared to $21.1 million at September 30, 1996. At June 30, 1997, the Company has cash and temporary cash investments of $21.5 million.

    The Board of Directors of the Company authorized the Company to acquire up to 500,000 shares of its common stock through purchases on the NASDAQ National Market under a stock repurchase program. As of June 30, 1997, the Company had purchased 125,000 shares under this program.

    The Company's long-term capital requirements will depend on numerous factors including the rate at which the Company identifies, evaluates and acquires new technologies, whether through entering into licensing arrangements or acquiring businesses, purchase of Company stock under its stock repurchase program, the timing of the expansion of the Company's facilities and the purchase of additional factory automation equipment. The Company anticipates that it will incur expenditures to acquire its stock and to expand its facilities during the next 12 months. The Company believes the proceeds of the initial public offering, together with amounts available from cash generated by its operating activities, will be adequate to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

The following exhibit is filed as a part of this report:

                  Exhibit Number                        Title
                  --------------                        -----

                        27                      Financial Data Schedule.

b.     Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: August 14, 1997

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