Form 10-K
period 1997-09-30
TRIDENT INTERNATIONAL INC
filed 1997-12-19
CIK 1005128

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended September 30, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of exchange on
    Title of each class                                which registered
    -------------------                                ----------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 15, 1997 as reported on the Nasdaq National Market, was approximately $73,413,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On December 15, 1997 there were 6,672,251 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on January 29, 1998.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K



                                                                                                                      PAGE
                                                                                                                      ----
PART I


   Item  1:          Business.................................................................................          3
   Item  2:          Properties...............................................................................          8
   Item  3:          Legal Proceedings........................................................................          9
   Item  4:          Submission of Matters to a Vote of Security Holders......................................          9

PART II

   Item  5:          Market for the Registrant's Common Equity and Related Stockholder Matters................         10
   Item  6:          Selected Financial Data..................................................................         10
   Item  7:          Management's Discussion and Analysis of Financial Condition and Results of
                         Operations...........................................................................         12
   Item  8:          Financial Statements and Supplementary Data..............................................         18
   Item  9:          Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure.............................................................         18

PART III

   Item 10:          Directors and Executive Officers of the Registrant.......................................         19
   Item 11:          Executive Compensation...................................................................         19
   Item 12:          Security Ownership of Certain Beneficial Owners and Management...........................         19
   Item 13:          Certain Relationships and Related Transactions...........................................         19

PART IV

   Item 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................         20


Signatures....................................................................................................         22

                                     PART I

This Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed under Management's Discussion and Analysis - Business Environment and Future Results.

ITEM 1: Business

COMPANY OVERVIEW

     Trident International, Inc. (hereafter, together with its consolidated subsidiaries referred to as the "Company" or "Trident") designs, manufactures and markets piezoelectric impulse ink jet subsystems including printheads, inks and other consumables, and related components for the industrial market. The Company's proprietary products are used for a variety of printing applications which require high speed, good print quality, durable equipment and the ability to change the printed text or pattern frequently. The Company's printing subsystems are marketed worldwide, primarily through over 75 original equipment manufacturer (OEM) customers that integrate them into computer-controlled, application-specific products which are then sold to the end-users. The Company's contracts with its OEM customers also provide for ongoing sales by the Company of consumables, consisting principally of inks and printing subsystem components.

     The largest application in which the Company's products are used is carton coding, which involves printing directly onto shipping cartons. Carton coding systems which incorporate the Company's products allow end-users to print any combination of high quality text, bar codes, and graphics directly onto blank cartons as they move down an assembly or production line. The Company's products allow this information to be changed frequently, even carton by carton. This eliminates the need to maintain a substantial inventory of preprinted carton or labels, while also reducing production time and costs and allowing for frequent changeover between products. Other current industrial applications for the Company's products include check coding, addressing and business forms imprinting, postal bar coding and stamp cancellation and garment pattern plotting. The Company recently launched new products for use in printing date and batch codes onto items and primary packages.

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

     The Company's printing products are modular to enable its OEM customers to order the most suitable configuration for their system and to minimize development and production costs. The imaging subsystem consists of a printhead, tubing, cables and, at the option of the OEM, an ink reservoir and electronic driver printed circuit boards. The printheads are available in a range of orifice configurations according to the desired print height and resolution. Some configurations are also available with either stainless steel or nickel orifice plates depending on the selection of ink. The orifice plate can have from one to eleven orifices for each chamber. The use of multiple orifices per chamber in a liquid impulse ink jet printhead is proprietary to Trident. The benefits are increased print area without added cost and complexity. Resolution is sacrificed in applications where print height and cost are more critical, such as bar coding, which does not require high vertical resolution. Multiple printheads may be stacked to create even taller images.

     In the industrial market, the typical spacing between printed droplets is five to seven thousandths of an inch, which provides a resolution of 140 to 200 dots per inch. In these industrial applications, resolution greater than 200 dots per inch is generally not required, while speed, print distance and print area are often critical. By contrast, impulse ink jet printers developed for the office and home market are required to generate images with 300 to 1200 dots per inch resolution, which creates a requirement for droplets which are substantially smaller than those produced by the Company's technology and which consequently cannot travel as far across air gaps to the printing surface. The higher resolution and smaller droplet volume typical of the printers developed for the office and home markets also reduce the printing speed when compared to the Company's printhead.

     The Company's imaging subsystem products are priced according to the print area (number of orifices), the type of ink and the ink reservoir. The typical prices range from $800 for the Company's least expensive imaging subsystem to $2,200 for its premium performance bar code product.

     The Company currently markets three printhead subsystems to OEM customers:

     Ultrajet(TM)

     The Ultrajet is a 32 channel printhead available with 3, 6 and 8 orifices per channel configuration. The subsystem is utilized in current applications including carton coding, check coding, addressing and business forms imprinting, postal bar coding and stamp cancellation, and garment pattern plotting and miscellaneous other porous media. The majority of the Company's current printhead revenue derives from sales of the Ultrajet subsystem. The Company is in the process of developing a new generation of Ultrajet products called the Ultrajet II. The first release will be an improved bar code printhead to replace the successful Ultrajet 256/32. The Company believes that the new bar code printhead has improved print quality and reliability required in the carton coding market.

     PixelJet(TM)

     The PixelJet printhead was launched in 1997. It has 64 channels for higher resolution printing and is available with one or two orifices per channel configuration. The subsystem is constructed from stainless steel and is therefore compatible with a wider range of ink chemistries. Initial sales of the PixelJet are for addressing and for printing oriental characters onto corrugated cartons where higher resolution is required.

     MicroCoder(TM)

     The MicroCoder printhead was also launched in 1997. It has 16 channels with two orifices per channel. The printhead is available with AllWrite A3000TM ink designed to print onto non-porous surfaces such as primary packages and industrial parts. The Company believes that the MicroCoder AllWrite A3000 combination provides unique competitive features and will compete effectively with the more expensive and complex Continuous Ink Jet systems.

     Ink Products. The Company offers six basic ink products: PostBrite, VersaPrint, FastDri, AllWrite, HiDef and JetWrite. All except PostBrite (an ultraviolet fluorescent ink for postal bar coding) are offered in black. The Company's VersaPrint products are also available in red, blue and green colors. Most of the Company's inks are manufactured from oil or glycol liquids and are, therefore, non-volatile and non-toxic. Two exceptions are the FastDri and AllWrite inks which are formulated for semi-porous and non-porous printing surfaces and, therefore, require small quantities of volatile solvents to allow drying. While impulse ink jet ink for non-porous surfaces typically require maintenance at start-up following shut down periods of one or more hours, the AllWrite A3000 in combination with the Company's patented printhead pulsing technique does not require additional maintenance. The carton coding market uses mainly VersaPrint and HiDef inks which are entirely non-volatile. This property provides end-user customers with increased reliability, resulting in fewer production delays.

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

     Sales are divided into three regions: North America, Europe and the Far East. Sales for the years ended September 30, 1995, 1996, and 1997 to these three regions were as follows:

                                                       TWELVE MONTHS ENDED SEPTEMBER 30,
                                                                (000'S OMITTED)
     Region                                   1995                    1996                     1997
     ------                                   ----                    ----                     ----
     North America                           $12,130                 $17,994                  $21,507
     Europe                                    3,500                   5,986                    6,150
     Far East                                  1,700                   1,945                    2,626
                                             -------                 -------                  -------
     Total                                   $17,330                 $25,925                  $30,283
                                             =======                 =======                  =======

     All sales are denominated in US dollars.

     The Company believes that international use of impulse ink jet applications currently lags behind that of the U.S. The Company expects that the North American region will continue to be the largest due to the strength of domestic OEM customers, particularly those utilizing carton coding applications. European sales are relatively flat due to the acquisition of one of the Company's European customers, Cueprint, by a U.S. customer, Videojet Systems International, and to the weakness of the European economy. The growing use of the EAN128 bar code symbology in Europe is also placing demands on the Company's products performance which the Company believes will be corrected with the Ultrajet II printhead and a new ink. European customers are introducing the use of Trident's products to stamp cancellation which is growing ink sales in the region. The Far East trails the rest of the world in utilization of impulse ink jet printing technologies. The Company believes, however, that the ability of systems using the Company's subsystems to print certain Asian language characters and the continuing industrialization of Far East/Pacific Rim countries will create additional demand for the Company's products.

     All of the Company's OEM customers are sub-licensed by the Company on a non-exclusive basis to use the Company's products. New customers are required to purchase an evaluation kit from the Company, which includes training on the equipment and an evaluation kit license, before the Company agrees to fully license the customer. Trident believes that this allows it to control the use of the product and to ensure that it is applied competently and professionally in the market. The Company's licenses provide for the ongoing purchase of ink from the Company and the right to use the printheads and inks as a system. The Company is aware of a small number of third-party ink manufacturers offering ink for use with some of the Company's printheads. Use of these third-party inks would be an unlicensed activity by the OEM and its end-user customer, and could damage the Company's printheads which would void the warranty on such printheads. Most of the Company's inks, bottles and cartridges are currently protected by patents.

     The sales organization is divided into the three regions and each region is managed by a local business manager. The Company believes that this structure provides for optimum response and support to the local customer. The Company's largest sales region is North America where, in addition to the business manager, three application engineers respond to day-to-day customer needs. The business manager and one of the application engineers are located in Park Ridge, Illinois. The European business manager is located in Dublin, Ireland along with an applications engineer. The Company's sales in the Far East are concentrated in Japan, where the Company employs the services of two Japanese business consultants. Sales inquiries are generally developed from word of mouth recommendations, product exhibits and advertisements. Senior managers of the Company are frequently involved with industry conferences, which also generate high visibility for the Company. The marketing department is responsible for sales to new customers and for developing an end-user identity for the Company. A business development group is responsible for finding and establishing new markets which have significant revenue potential. The Company has assigned engineering and marketing personnel to this group to develop subsystems and modules for wide-area printing.

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

     The Company sells its products to over 75 OEM customers worldwide. Historically, the Company has not required its OEM customers to display the Trident label on their equipment and ink, although it plans to do so in the future. Some customers sell ink with the Trident label. Others request the Company to manufacture ink with the OEM's label attached. The Company also allows customers to package the ink in their own containers to protect them from the use of other OEM's ink being sold to their customers.

     During the years ended September 30, 1995, 1996, and 1997 sales to the following customers accounted for more than 10% of the Company's net sales:


                                      Year Ended September 30,
Customer Name                  1995             1996             1997
-------------                  ----             ----             ----
Marsh Company                   23%             22%               23%
Foxjet, Inc.                    11%             13%               9%
BancTec, Inc.                   13%             12%               8%

     During the years ended September 30, 1995, 1996, and 1997, approximately 72%, 79% and 70%, respectively, of the Company's net sales were to its top ten customers.

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

ENGINEERING, RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

     The Company conducts engineering development programs for the purpose of new product development, enhancing existing products and reducing manufacturing costs. The Company produces all designs on a computer aided drafting system and has invested in modeling software and other analytical tools. The engineering and research functions are divided between two departments. The research department concentrates on fundamental improvements in the Company's understanding of the technology and in producing computer simulations of new concepts to rapidly evaluate and optimize performance without requiring physical prototypes to be made. The Company's research is performed primarily by its own staff, although, outside development consultants are occasionally employed. The engineering development department includes multiple disciplines for the development of printheads, ink systems, inks and electronics printed circuit boards. The Company expended approximately $1,317,000, $2,326,000, and $3,027,000 for research and development during the years ended September 30, 1995, 1996, and 1997, respectively.

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

     The Company operates under a patent portfolio covering its printheads, ink delivery systems and inks. In addition to the Company's own patent applications, the Company has an exclusive license from Dataproducts Corporation

(Dataproducts) to Dataproducts' rights and certain patents relating to liquid inks and impulse ink jet printing (the Dataproducts License) within the "industrial marking field". The technology used by the Company under the Dataproducts License is integral to the Company's impulse ink jet products. Several of the patents relating to this technology expire over the next five to eight years. The Dataproducts License provides the Company with the right to use Dataproducts' liquid ink technology, which rights are generally exclusive in industrial markets, and nonexclusive in the general or office printing market. The areas of preprinted documents and wide format liquid ink printing are shared with Dataproducts.

     In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company required extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company has made significant progress and plans to further develop this technology. Development of new products using this technology should continue through July of 1998. Over the life of the development process, the Company anticipates that it will have expended in excess of $750,000 to complete the development of this technology. Consequently, the Company recorded a charge of approximately $3.1 million during Fiscal 1996 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license. The Company intends to continue to evaluate potential acquisitions and licenses of new technologies.

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

BACKLOG

     The order backlog as of September 30, 1997 was approximately $8.9 million compared with $8.2 million as of September 30, 1996. Backlog consists of purchase orders scheduled for shipment within 12 months following the order date. Purchasers of standard products may generally cancel or reschedule orders without significant penalty and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales.

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

EMPLOYEES

     As of September 30, 1997, Trident had 161 full time employees including temporary direct employees. Of these employees, 22 were in sales and marketing, 32 were in engineering and research and development, 11 were in administration and finance, 34 in production overhead and 47 were factory direct employees. None of the Company's employees are represented by a labor union. The Company expanded its engineering and marketing departments during fiscal year 1997 and continues to do so during fiscal year 1998. Management believes that such expansion is critical to its success. The Company believes its relationships with its employees are good.

ITEM 2: PROPERTIES

     Trident's main facility consists of approximately 35,000 square feet of leased space in Brookfield, Connecticut, divided between two buildings. The Company has a European office located in Dublin, Ireland and a Midwest office located in Park Ridge, Illinois. One of the buildings in Brookfield is occupied by sales and marketing, engineering and research and development, and ink production. The other building is occupied by administration and finance, production and production support. The leases expire in 1998. The buildings are in good condition and have been extensively remodeled by the Company to accommodate new processes and the growth in employees. More than 90% of the available space is now in use. Subsequent to September 30, 1997, the Company rented 6,000 square feet of additional office and research and development space in New Milford, Connecticut under a one-year agreement. The Company intends to seek larger premises in 1998, likely in the same local area. The Company anticipates that its facility related costs may increase in the event that it expands its premises. One of the buildings currently leased by the Company in Brookfield is located on property that may require remediation due to releases of hazardous substances in prior operations by a previous occupant. The site investigation and remediation, if needed, is subject to the Property Transfer Act program administered by the Connecticut Department of Environmental Protection.

ITEM 3:  LEGAL PROCEEDINGS

     To the Company's knowledge, there are no pending legal proceedings which are material to the Company to which it is a party or to which any of its property is subject.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1997.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table lists the names, ages and positions held with the Company of all executive officers of the Registrant as of December 15, 1997. There were no family relationships between any director or executive officer of the Company.


          NAME                           AGE                        POSITION
          ----                           ---                        --------
   Elaine A. Pullen . . . . . . .        43            President, Chief Executive Officer and Chief Operating Officer
   J. Leo Gagne . . . . . . . . .        41            Vice President and Chief Financial Officer
   Robert L. Rogers . . . . . . .        43            Vice President of Research
   Richard A. Cutting . . . . . .        54            Vice President of Engineering

     ELAINE A. PULLEN joined the Company as President and Chief Operating Officer in August 1994. She has been President since that time and, in addition, has served as a director and Chief Executive Officer since April 1, 1995. Prior to joining the Company, Ms. Pullen served as a director of Linx Printing Technologies, PLC ("Linx") from September 1992 to August 1994, where she also served as Business Operations Director from February 1994 to August 1994 and as Engineering Director from September 1992 to February 1994. Prior to that, Ms. Pullen served as President of Linx USA from 1991 to 1992, and as Vice President of Applied Research and Engineering of Videojet Systems International, Inc. from 1988 to 1991. Ms. Pullen holds a B.S. in Applied Physics from the British Institute of Physics. She has 24 years of experience in research and development, marketing and operations management in the ink jet printing field.

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

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "TRDT" since the Company's initial public offering in February 1996. The following table set forth, for the periods indicated, the high and low closing sales prices for the Common Stock on such market:


                                                                         High            Low
                                                                         ----            ---
     1996:
           Second quarter (since February 29, 1996) .................    19.25           17.00
           Third quarter ............................................    24.75           17.00
           Fourth quarter ...........................................    22.00           16.00
     1997:
           First quarter ............................................    20.00           16.00
           Second quarter ...........................................    24.00           14.88
           Third quarter ............................................    24.75           17.25
           Fourth quarter ...........................................    18.00           14.13

     At December 15, 1997, the Company had 41 holders of record of its Common Stock, although the Company believes that the number of beneficial owners of its Common Stock as of that date was substantially greater. There were 6,672,251 shares of Common Stock outstanding on December 15, 1997.

     The market price of the Company's Common Stock has fluctuated significantly since the initial public offering in February 1996. The market price of the Common Stock could be subject to significant fluctuation in the future based on factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in Trident's financial results or other industrial printing companies' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the industrial printing market and conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Common Stock will not decline substantially or otherwise continue to experience significant fluctuations in the future.

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

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          PRO FORMA
                                                       PREDECESSOR (1)    COMBINED (2)              THE COMPANY
                                                          FOR THE           FOR THE
                                                          9 MONTHS         12 MONTHS       ----------------------------------
                                                            ENDED            ENDED                  FISCAL YEARS
                                                        SEPTEMBER 30,     SEPTEMBER 30,    ----------------------------------
                                                            1993             1994          1995          1996            1997
                                                            ----             ----          ----          ----            ----
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
   Net sales .......................................      $  7,417          $12,493      $ 17,330       $ 25,925       $ 30,283
   Cost of sales ...................................         3,157            5,853         6,604          9,392         10,818
                                                          --------          -------      --------       --------       --------
   Gross profit ....................................         4,260            6,640        10,726         16,533         19,465
                                                          --------          -------      --------       --------       --------
   Operating expenses:
      Marketing and selling ........................           516              701           912          1,415          2,358
      Research and development .....................           625            1,078         1,317          2,326          3,027
      Write-off of in-process research and
          development ..............................            --               --            --          3,052             --
      General and administrative ...................           587            1,137         1,580          2,405          2,134
      Amortization of intangibles ..................           252              486           802            800            802
      Amortization of deferred compensation ........            --               --         1,183            443             --
                                                          --------          -------      --------       --------       --------
   Total operating expenses ........................         1,980            3,402         5,794         10,441          8,321
                                                          --------          -------      --------       --------       --------
   Operating income ................................         2,280            3,238         4,932          6,092         11,144
   Interest (income) expense, net ..................           (10)             482         1,845            241         (1,072)
   Redeemable warrant interest charge ..............            --               --         4,561          1,710             --
                                                          --------          -------      --------       --------       --------
   Income (loss) before income taxes ...............         2,290            2,756        (1,474)         4,141         12,216
   Provision for income taxes ......................           954            1,280         1,965          2,752          4,703
                                                          --------          -------      --------       --------       --------
   Net income (loss) before extraordinary item .....         1,336            1,476        (3,439)         1,389          7,513
   Extraordinary item (net of  income tax benefit of
    $1,253).........................................            --               --            --         (1,803)            --
                                                          --------          -------      --------       --------       --------
   Net income ......................................      $  1,336          $ 1,476      $ (3,439)      $   (414)      $  7,513
                                                          ========          =======      ========       ========       ========
CONSOLIDATED BALANCE
  SHEET DATA:
   Working capital .................................      $  1,849          $ 2,103      $  3,232       $ 21,056       $ 23,518
   Total assets ....................................        11,736           20,967        23,133         38,331         40,907
   Total long-term debt ............................            --           14,738        12,361             --             --
   Redeemable common stock warrants ................            --               --         4,561             --             --
   Redeemable preferred stock ......................            --            3,123         3,311             --             --
   Stockholders' equity (deficit) ..................        10,389            1,072        (1,311)        35,962         37,889

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

     In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company required extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company has made significant progress and plans to further develop this technology. Development of new products using this technology should continue through July of 1998. Over the life of the development process, the Company anticipates that it will have expended in excess of $750,000 to complete the development of this technology. Consequently, the Company recorded a charge of approximately $3.1 million during Fiscal 1996 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license. The Company intends to continue to evaluate potential acquisitions and licenses of new technologies.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the years ended September 30, 1995, 1996, and 1997:


                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------------------
                                                                            1995                   1996                     1997
                                                                            ----                   ----                     ----
     Net sales............................................                 100.0%                 100.0%                   100.0%
     Cost of sales........................................                  38.1                   36.2                     35.7
                                                                           -----                  -----                    -----
     Gross profit.........................................                  61.9                   63.8                     64.3
                                                                           -----                  -----                    -----
     Operating expenses:
          Marketing and selling...........................                   5.3                    5.4                      7.8
          Research and development........................                   7.6                    9.0                     10.0
          Write-off of purchased in-process research
          and development.................................                     -                   11.8                        -
          General and administrative......................                   9.1                    9.3                      7.1
          Amortization of intangibles.....................                   4.6                    3.1                      2.6
          Amortization of deferred compensation...........                   6.8                    1.7                        -
                                                                           -----                  -----                    -----
     Total operating expenses.............................                  33.4                   40.3                     27.5
                                                                           -----                  -----                    -----
     Operating income.....................................                  28.5                   23.5                     36.8
     Interest (income) expense, net.......................                  10.7                    0.9                    ( 3.5)
     Redeemable warrant interest charge...................                  26.3                    6.6                        -
                                                                           -----                  -----                    -----
     Income (loss) before income taxes....................                 (8.5)                   16.0                     40.3
     Provision for income taxes...........................                 11.3                    10.6                     15.5
                                                                           -----                  -----                    -----
     Net income (loss) before extraordinary item..........                (19.8)                    5.4                     24.8
     Extraordinary item...................................                    -                    (7.0)                       -
                                                                           -----                  -----                    -----
     Net income (loss)....................................                (19.8)%                  (1.6)%                   24.8%
                                                                           =====                  =====                    =====

     Fiscal 1997 Compared to Fiscal 1996.

     Net Sales. Net sales increased $4.4 million, or 17% to $30.3 million in Fiscal 1997 from $25.9 million in Fiscal 1996. Approximately $1.1 million of the increase in net sales was due to a 7.2% increase in average selling price per printhead unit due to a change in product mix to the higher priced Ultrajet 256/32 printhead. This was partially offset by a 2.2% decrease in unit volume sales. In certain cases, one Ultrajet 256/32 printhead replaces two printheads of other configurations. Sales of ink products increased 39% in Fiscal 1997 as compared to Fiscal 1996 due to a 55.0% increase in the unit volume of ink as the installed base of printheads expanded during the year. This was partially offset by a reduction of average selling price of 10.4% as customers obtained higher volume discounts. Net sales to international customers increased by $845,000 or 10.7%, in Fiscal 1997.

     Gross Profit. Gross profit increased by $2.9 million, or 18%, to $19.5 million in Fiscal 1997 from $16.5 million in Fiscal 1996. Gross profit as a percentage of net sales increased from 63.8% in Fiscal 1996 to 64.3% in Fiscal 1997. The increase in gross profit as a percentage of sales was due to increased average selling prices of the Company's printhead products and a higher percentage of ink revenue.

     Marketing and Selling Expenses. Marketing and selling expenses increased $943,000, or 67% to $2.4 million in Fiscal 1997 from $1.4 million in Fiscal 1996 due to an increase in personnel and associated travel expense and marketing literature. As a percentage of net sales, these expenses increased to 7.8% in Fiscal 1997 from 5.4% in Fiscal 1996. The Company believes that marketing and selling expenses will increase in both dollar terms and as a percentage of net sales as the Company introduces new products, opens new markets and increases end user awareness.

     Research and Development Expenses. Research and development expenses increased $701,000, or 30%, to $3.0 million in Fiscal 1997 from $2.3 million in Fiscal 1996. As a percentage of net sales, these expenses increased to 10.0% in Fiscal 1997 from 9.0% in Fiscal 1996 due to the increases in engineering and research and development spending to develop new technologies and products. The increase was due to increases in payroll expense and contract research. Research and development expenses were 10.6% of net sales for the three months ended September 30, 1997 and the Company expects that the Company will continue to make research and development expenditures at this level for the foreseeable future.

     Write-off of Purchased In-Process Research and Development. In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printhead technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. The Company recorded a charge of approximately $3.1 million during Fiscal 1996 as a write-off of purchased in process research and development to record the cost of evaluating and acquiring this license. There were no similar expenses in the year ended September 30, 1997.

     General and Administrative Expenses. General and administrative expenses decreased $271,000, or 11%, to $2.1 million in Fiscal 1997 from $2.4 million in Fiscal 1996. Included in general and administrative expenses for the year ended September 30, 1996 was the write-off of a consulting agreement in the amount of $438,000. As a percentage of net sales, these expenses decreased to 7.1% for Fiscal 1997 from 9.3% for Fiscal 1996. If the write-off of the consulting agreement had not occurred, these expenses would have been 7.6% of net sales for Fiscal 1996.

     Amortization of Intangibles and Amortization of Deferred Compensation. Amortization of the excess of purchase price over the fair value of net assets acquired and other intangibles of $802,000 and $800,000, respectively, did not vary in amount for Fiscal 1997 as compared to Fiscal 1996. Amortization of deferred compensation decreased by $443,000 to $0 for Fiscal 1997 because deferred compensation expense was fully amortized effective February, 1996.

     Interest (Income) Expense, net. Net interest income was $1.1 million for Fiscal 1997 compared to net interest expense of $241,000 for Fiscal 1996. This was due to repayment of all outstanding borrowings with the proceeds of the initial public offering and an increase in interest income on higher cash balances.

     Redeemable Warrant Interest Charge. Redeemable warrant interest charge decreased by $1.7 million to $0 for Fiscal 1997 because the redeemable warrants were fully accreted as of February, 1996. (See Note 11 of "Notes to Consolidated Financial Statements").

     Provision for Income Taxes. The provision for income taxes for Fiscal 1997 was $4.7 million on income before income taxes of $12.2 million. The effective tax rate for Fiscal 1997 differed from the statutory rate principally due to state income taxes and the non-deductibility of amortization costs related to the excess of purchase price over fair value of assets acquired.

     Extraordinary Item. In connection with the initial public offering, the Company expensed approximately $2.2 million of unamortized original issue discount upon prepayment of certain zero coupon notes issued in the 1994 transaction and approximately $898,000 of unamortized deferred financing cost. The extraordinary item represents the write-off of these items less a related income tax benefit of approximately $1.3 million. There were no similar expenses in 1997.

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

     Gross Profit. Gross profit increased by $5.8 million, or 54%, to $16.5 million in Fiscal 1996 from $10.7 million in Fiscal 1995. Gross profit as a percentage of net sales increased from 61.9% in Fiscal 1995 to 63.8% in Fiscal 1996. The increase in gross profit as a percentage of sales was due to increased average selling prices of the Company's printhead products and lower printhead and ink costs.

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

     Redeemable Warrant Interest Charge. During Fiscal 1995, the Company expensed $4.6 million as redeemable warrant interest charges. This expense is associated with the accretion in value of the NationsCredit Warrant. Redeemable warrant interest charge decreased by $2.9 million, or 63% to $1.7 million for Fiscal 1996 because the redeemable warrants were fully accreted as of February, 1996. (See Note 11 of "Notes to Consolidated Financial Statements").

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

     For the year ended September 30, 1997, approximately 70% of the Company's net sales were to its top ten OEM customers, while approximately 23% of the Company's net sales for this period were to Marsh Company. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

     For the year ended September 30, 1997, approximately 71% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Liquidity and Capital Resources. At September 30, 1997, the Company had working capital of $23.5 million compared to $21.1 million at September 30, 1996. At September 30, 1997, the Company had cash and marketable securities of $19.8 million. The primary investing and financing cash flows activities for the year ended September 30, 1997 were the purchase of marketable securities of $12.7 million and the purchase of treasury stock of $5.7 million, respectively. Cash flows from operations of $8.9 million results primarily from net income of $7.5 million plus depreciation and amortization of $1.2 million. The Company also has a line of credit with Fleet Bank which allows them to borrow up to $1,000,000. There were no borrowings under this line at September 30, 1997.

     The Company's long-term capital requirements will depend on numerous factors including the rate at which the Company identifies, evaluates and acquires new technologies, whether through entering into licensing arrangements or acquiring businesses, the timing of the expansion of the Company's facilities and the purchase of additional factory automation equipment. The Company believes that it has sufficient cash resources to meet its anticipated needs for working capital and capital expenditures through at least the next 12 months.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and notes there to are included elsewhere in the report on Form 10-K as follows:

   Report of Independent Public Accountants................................................................................  F-1
   Consolidated Balance Sheets at September 30, 1996 and 1997..............................................................  F-2
   Consolidated Statements of Operations for the three years ended September 30, 1995,
     1996, and 1997........................................................................................................  F-3
   Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended
     September 30, 1995, 1996, and 1997....................................................................................  F-4
   Consolidated Statements of Cash Flows for the three years ended September 30, 1995,
     1996, and 1997........................................................................................................  F-5
   Notes to Consolidated Financial Statements..............................................................................  F-6

   Financial Statement Schedules:

   Report of Independent Public Accountants on Financial Statement Schedule................................................ F-14
   Schedule II - Valuation and Qualifying Accounts......................................................................... F-15

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

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)    Financial Statements - See Item 8 of Part II.
      (2)    Financial Statement Schedule - See Item 8 of Part II.
      (3)    Exhibits - See Exhibit Index at page 21 of this Form 10-K.
   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  EXHIBIT INDEX

 Exhibit
 Number                              Description
 ------                              -----------
  3.1      Third Amended and Restated Certificate of Incorporation of Trident
           International, Inc. (incorporated herein by reference to the
           Company's quarterly report on Form 10-Q for the three months ended
           March 31, 1996 ("Form 10-Q"))
  3.2      Form of Amended and Restated By-laws of Trident International, Inc.
           (incorporated herein by reference to the Form 10-Q)
  4.1      Specimen certificate for shares of Common Stock, $.01 par value of the Company (incorporated herein by reference to the Company's
           Registration Statement on Form S-1 (File No. 33-80549))("Registration
           Statement")
  4.2      Warrant to Purchase 235,192 Shares of Common Stock of the Company
           dated as of June 24, 1994 (incorporated herein by reference to the
           Registration Statement)
  4.3      Registration Rights Agreement by and among Trident Holding Corp., the
           Management Investors, the Brean Murray Investors, the West Point
           Investors, the TA Investors, and Nations Financial Capital
           Corporation dated June 24, 1994 (incorporated herein by reference to the Registration Statement)
  10.1     Employment Agreement between the Company and Elaine A. Pullen dated as of November 22, 1994 (incorporated herein by reference to the
           Registration Statement)
 *10.2     Consulting Agreement between the Company and R. Hugh van Brimer dated as of July 1, 1997
  10.3     Stock Purchase and Restriction Agreement by and between the Company and Elaine A. Pullen dated as of October 27, 1994 (incorporated herein by reference to the Registration Statement)
  10.4     Memorandum of Understanding by and between Trident, Inc. and
           Micropore, Inc. dated as of May 24, 1994 (incorporated herein by reference to the Registration Statement)
  10.5     License Agreement by and between Dataproducts Corporation and
           Trident, Inc. dated as of March 17, 1989 (incorporated herein by reference to the Registration Statement)
  10.6     Letter Amendment by and between Dataproducts Corporation and Trident,
           Inc. dates as of January 5, 1994 (incorporated herein by reference to the Registration Statement)
  10.7     Amendment to License Agreement by and between Dataproducts
           Corporation and Trident, Inc. dated as of March 17, 1989, effective as of December 1, 1992 (incorporated herein by reference to the
           Registration Statement)
  10.8     Lease by and between Oskar G. Rogg and Trident, Inc. for premises at
           1114 Federal Road, Brookfield, Connecticut dated as of May 23, 1995
           (incorporated herein by reference to the Registration Statement)
  10.9     Lease by and between Oskar G. Rogg and Trident, Inc. for premises at
           1112 Federal Road, Brookfield, Connecticut dated as of May 23, 1995
           (incorporated herein by reference to the Registration Statement)
  10.10    Form of Amended and Restated 1994 Stock Option and Grant Plan
           (incorporated herein by reference to the Form 10-Q)
  10.11    Sales and License Agreement between Marsh Company and Trident, Inc.
           dated as of July 28, 1993 (incorporated herein by reference to the
           Registration Statement)
  10.12    Sales and License Agreement between Foxjet, Inc. and Trident, Inc.
           dated as of February 20, 1991 (incorporated herein by reference to the Registration Statement)
  10.13    Ink Jet Printer OEM Kit Agreement between BancTec, Inc. and
           Dataproducts, Corp. as assigned to Trident, Inc. on March 17, 1989
           (incorporated herein by reference to the Registration Statement)
**10.14    Arrangements for the Purchase and Supply of Inks with Porelon Group dated August 7, 1996 (incorporated herein by reference to the
           Company's amended annual report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Form 10-K/A"))
  10.15    Patent License Agreement dated March 15, 1996 between the Company and
           Dataproducts Corporation (incorporated herein by reference to the
           Form 10-Q)
 *10.16    Lease by and between Oskar G. Rogg and Trident, Inc. for Premises at
           1112 and 1114 Federal Road, Brookfield, Connecticut dated as of
           August 6, 1997
 *10.17    Lease by and between Robert and Laura E. Lore and Trident, Inc. for
           Premises at 129 Danbury Road, New Milford, Connecticut dated as of
           October 23, 1997
 *10.18    Commercial Promissory Financial Note between Fleet Bank and Trident
           International, Inc. dated as of September 30, 1997
  21.1     Schedule of Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement)
 *23.1     Consent of Arthur Andersen LLP
  27.1     Financial Data Schedule

  *        Filed herewith
  ** Certain portions of this documents have been omitted pursuant to a grant of confidential treatment request from the Securities and Exchange Commission ("the Commission"). The omitted portions have been filed separately with the Commission.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              Trident International, Inc.
                                                          (Registrant)

       December 19, 1997                          /s/  Elaine A. Pullen
Dated:-------------------------       By:--------------------------------------
                                                   Elaine A. Pullen
                                          President & Chief Executive Officer



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


                       SIGNATURE                                            TITLE                          DATE
                       ---------                                            -----                          ----
              /s/ R. Hugh Van Brimer                                  Director and                    December 19, 1997
         -----------------------------------                       Chairman of the Board
               (R. Hugh Van Brimer)

                                                                       President,                     December 19, 1997
               /s/ Elaine A. Pullen                             Chief Executive Officer
         -----------------------------------                          and Director
               (Elaine A. Pullen)                            (Principal Executive Officer)

                                                                     Vice President                   December 19, 1997
                 /s/ J. Leo Gagne                             and Chief Financial Officer
         -----------------------------------                    (Principal Financial and
                 (J. Leo Gagne)                                   Accounting Officer)

              /s/ Robert S. Anderson                                    Director                      December 19, 1997
         -----------------------------------
               (Robert S. Anderson)

              /s/ Russell Greenberg                                     Director                      December 19, 1997
         -----------------------------------
               (Russell Greenberg)

                /s/ Bruce Johnston                                      Director                      December 19, 1997
         -----------------------------------
                (Bruce Johnston)

                                                                        Director
         -----------------------------------
              (Michael K. Lorelli)

                /s/ Norman Norris                                       Director                      December 19, 1997
         -----------------------------------
                 (Norman Norris)

                 /s/ John R. Webb                                       Director                      December 19, 1997
         -----------------------------------
                  (John R. Webb)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Trident International, Inc.:

     We have audited the accompanying consolidated balance sheets of Trident International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trident International, Inc. and subsidiaries as of September 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                              /s/  Arthur Andersen LLP
                                              -------------------------------
                                              ARTHUR ANDERSEN LLP
Hartford, Connecticut
October 24, 1997

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000'S OMITTED)


                                                                                                    SEPTEMBER 30,
                                                                                                  1996         1997
                                                                                                  ----         ----
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents .................................................................    $ 17,349     $ 7,065
 Marketable securities .....................................................................          --      12,728
 Accounts receivable, net of allowance for doubtful accounts of $300,000
    in 1996 and 1997 .......................................................................       3,915       4,385
 Inventories ...............................................................................       1,563       1,745
 Deferred income taxes .....................................................................         431         465
 Other current assets ......................................................................         167         148
                                                                                                --------     -------
        Total current assets ...............................................................      23,425      26,536
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net ..................................................       1,443       1,924
DEFERRED INCOME TAXES ......................................................................         919         704
INTANGIBLE ASSETS, net of accumulated amortization of $1,824
  in 1996 and $2,625 in 1997 ...............................................................      12,544      11,743
                                                                                                --------     -------
                                                                                                $ 38,331     $40,907
                                                                                                ========     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................................................    $    999     $ 1,540
  Accrued expenses .........................................................................       1,101       1,067
  Income taxes payable .....................................................................         269         411
                                                                                                --------     -------
        Total current liabilities ..........................................................       2,369       3,018
                                                                                                --------     -------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 Par value; 30,000,000 shares authorized; 7,010,234 and 7,167,981 shares
      issued and outstanding at september 30, 1996 and 1997, respectively ..................          70          72
  Additional paid-in capital ...............................................................      40,059      40,146
  Retained earnings (deficit) ..............................................................      (4,167)      3,346
                                                                                                --------     -------
                                                                                                  35,962      43,564
  Less - treasury stock at cost, 345,000 shares ............................................          --       5,675
                                                                                                --------     -------
        Total stockholders' equity .........................................................      35,962      37,889
                                                                                                --------     -------
                                                                                                $ 38,331     $40,907
                                                                                                ========     =======

        The accompanying notes are an integral part of these consolidated financial statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                                               YEARS ENDED SEPTEMBER 30,
                                                                           1995            1996           1997
                                                                           ----            ----           ----
NET SALES ........................................................    $    17,330     $    25,925     $    30,283
COST OF SALES ....................................................          6,604           9,392          10,818
                                                                      -----------     -----------     -----------
      Gross profit ...............................................         10,726          16,533          19,465
                                                                      -----------     -----------     -----------

OPERATING EXPENSES:
      Marketing and selling ......................................            912           1,415           2,358
      Research and development ...................................          1,317           2,326           3,027
      Write-off of purchased in-process research and development..             --           3,052              --
      General and administrative .................................          1,580           2,405           2,134
      Amortization of excess of purchase price over the fair value
         of net assets acquired and other intangibles ............            802             800             802
      Amortization of deferred compensation ......................          1,183             443              --
                                                                      -----------     -----------     -----------

            Total operating expenses .............................          5,794          10,441           8,321
                                                                      -----------     -----------     -----------
            Operating income .....................................         .4,932           6,092          11,144
OTHER (INCOME) EXPENSE:
      Interest (income) expense, net .............................          1,845             241          (1,072)
      Redeemable warrant interest charge .........................          4,561           1,710              --
                                                                      -----------     -----------     -----------
          Income (loss) before income taxes and extraordinary
             item.................................................         (1,474)          4,141          12,216
PROVISION FOR INCOME TAXES .......................................          1,965           2,752           4,703
                                                                      -----------     -----------     -----------
          Net income (loss) before extraordinary item ............         (3,439)          1,389           7,513
EXTRAORDINARY ITEM, net of income tax benefit of $1,253 ..........             --          (1,803)             --
                                                                      -----------     -----------     -----------
NET INCOME (LOSS) ................................................         (3,439)           (414)          7,513
INCREASE IN REDEMPTION VALUE OF PREFERRED STOCK ..................           (187)            (83)             --
                                                                      -----------     -----------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS ..............    $    (3,626)    $      (497)    $     7,513
                                                                      ===========     ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE:
      Net income (loss) before extraordinary item ................    $     (2.26)    $      0.26     $      1.05
      Extraordinary item, net of tax .............................             --           (0.36)             --
                                                                      -----------     -----------     -----------
      Net income (loss) ..........................................    $     (2.26)    $     (0.10)    $      1.05
                                                                      ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......................      1,603,562       5,030,112       7,151,722
                                                                      ===========     ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (000'S OMITTED, EXCEPT SHARE AMOUNTS)

                                                CLASS A
                                              COMMON STOCK                                 ADDITIONAL                    RETAINED
                                             $.01 PAR VALUE             COMMON STOCK        PAID-IN        DEFERRED      EARNINGS
                                          SHARES        AMOUNT       SHARES       AMOUNT    CAPITAL      COMPENSATION    (DEFICIT)
                                          ------        ------       ------       ------    -------      ------------    ---------
BALANCE September 30, 1994 .......       1,500,000       $ 15              --      $--      $  1,101       $    --       $   (44)
  Net loss .......................              --         --              --       --            --            --        (3,439)
  Issuance of common stock .......          60,000          1              --       --            59            --            --
  Increase in redemption value
    of preferred stock ...........              --         --              --       --            --            --          (187)
  Deferred compensation associated
    with issuance of contingent
    warrants .....................              --         --              --       --         1,626        (1,626)           --
  Amortization of deferred
    compensation .................              --         --              --       --            --         1,183            --
                                        ----------       ----       ---------      ---      --------       -------       -------
BALANCE, September 30, 1995 ......       1,560,000         16              --       --         2,786          (443)       (3,670)
  Net loss .......................              --         --              --       --            --            --          (414)
  Conversion of Class A common
    stock to common stock ........      (1,560,000)       (16)      1,560,000       16            --            --            --
  Issuance of common stock .......              --         --       1,900,000       19        28,245            --            --
  Payment of offering costs ......              --         --              --       --        (1,065)           --            --
  Exercise of warrants and
    options.......................              --         --         477,064        4           459            --            --
  Conversion of preferred stock
    to common stock ..............              --         --       3,073,170       31         3,363            --            --
  Conversion of redeemable
    common stock warrants to
    stockholders' equity .........              --         --              --       --         6,271            --            --
  Increase in redemption value of
    preferred stock ..............              --         --              --       --            --            --           (83)
  Amortization of deferred
    compensation .................              --         --              --       --            --           443            --
                                        ----------       ----       ---------      ---      --------       -------       -------
BALANCE, September 30, 1996 ......              --         --       7,010,234       70        40,059            --        (4,167)
  Net income .....................              --         --              --       --            --            --         7,513
  Issuance of common stock .......              --         --           3,689       --            55            --            --
  Purchase of treasury stock .....              --         --              --       --            --            --            --
  Exercise of warrants and
    options ......................              --         --         154,058        2            32            --            --
                                        ----------       ----       ---------      ---      --------       -------       -------
BALANCE, September 30, 1997 ......              --       $ --       7,167,981      $72      $ 40,146       $    --       $ 3,346
                                        ==========       ====       =========      ===      ========       =======       =======




                                        TREASURY
                                         STOCK         TOTAL
                                         -----         -----
BALANCE September 30, 1994 .......      $    --       $  1,072
  Net loss .......................           --         (3,439)
  Issuance of common stock .......           --             60
  Increase in redemption value
    of preferred stock ...........           --           (187)
  Deferred compensation associated
    with issuance of contingent
    warrants .....................           --             --
  Amortization of deferred
    compensation .................           --          1,183
                                        -------       --------
BALANCE, September 30, 1995 ......           --         (1,311)
  Net loss .......................           --           (414)
  Conversion of Class A common
    stock to common stock ........           --             --
  Issuance of common stock .......           --         28,264
  Payment of offering costs ......           --         (1,065)
  Exercise of warrants and
    options.......................           --            463
  Conversion of preferred stock
    to common stock ..............           --          3,394
  Conversion of redeemable
    common stock warrants to
    stockholders' equity .........           --          6,271
  Increase in redemption value of
    preferred stock ..............           --            (83)
  Amortization of deferred
    compensation .................           --            443
                                        -------       --------
BALANCE, September 30, 1996 ......           --         35,962
  Net income .....................           --          7,513
  Issuance of common stock .......           --             55
  Purchase of treasury stock .....       (5,675)        (5,675)
  Exercise of warrants and
    options ......................           --             34
                                        -------       --------
BALANCE, September 30, 1997 ......      $(5,675)      $ 37,889
                                        =======       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)



                                                                                               YEARS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    1995          1996          1997
                                                                                    ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................      $(3,439)      $   (414)      $  7,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization ............................................        1,542          1,315          1,152
  Amortization of deferred compensation ....................................        1,183            443             --
  Extraordinary item .......................................................           --          3,056             --
  Write-off of consulting agreement ........................................           --            438             --
  Gain (loss) on sale of fixed assets ......................................           (2)            --             --
  Deferred income taxes ....................................................          (18)        (1,162)           181
  Accretion of interest on zero coupon notes ...............................          243            108             --
  Accretion of redeemable warrant interest charge ..........................        4,561          1,710             --
  Changes in operating assets and liabilities:
     Accounts receivable ...................................................       (1,241)          (986)          (470)
     Inventories ...........................................................          539           (514)          (182)
     Other current assets ..................................................          (33)           (72)            19
     Accounts payable, accrued expenses and income taxes payable ...........          509            875            649
                                                                                  -------       --------       --------
        Net cash provided by operating activities ..........................        3,844          4,797          8,862
                                                                                  -------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities, net ..................................           --             --        (12,728)
  Purchases of leasehold improvements and equipment, net ...................         (440)          (848)          (832)
                                                                                  -------       --------       --------
        Net cash used in investing activities ..............................         (440)          (848)       (13,560)
                                                                                  -------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................................           60         28,264             55
  Payments of offering costs ...............................................           --         (1,065)            --
  Exercise of warrants and stock options ...................................           --            463             34
  Purchases of treasury stock ..............................................           --             --         (5,675)
  Repayments of long-term indebtedness .....................................         (750)       (17,250)            --
  Repayments on line-of-credit .............................................         (244)            --             --
                                                                                  -------       --------       --------
         Net cash (used in) provided by financing activities ...............         (934)        10,412         (5,586)
                                                                                  -------       --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        2,470         14,361        (10,284)
CASH AND CASH EQUIVALENTS, beginning of period .............................          518          2,988         17,349
                                                                                  -------       --------       --------
CASH AND CASH EQUIVALENTS, end of period ...................................      $ 2,988       $ 17,349       $  7,065
                                                                                  =======       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest ...............................................................      $ 1,327       $  3,120       $     --
    Income taxes ...........................................................      $ 1,927       $  2,506       $  4,381
  Non-cash transactions --
     Increase in redemption value of preferred stock .......................      $   187       $     83       $     --

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

     In February 1996, Trident International, Inc. completed its initial public offering of its common stock which provided proceeds, after underwriting discounts and commissions, of $28,264,000. The Company used approximately $10,755,000 to repay the outstanding indebtedness under a previously existing credit facility (the Credit Agreement) and $4,500,000 to retire all of the Company's zero coupon notes (see Note 9).

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

Marketable securities

     The Company invests in marketable securities of highly rated financial institutions and investment grade debt instruments and limits the amount of credit exposure in any one entity. The Company has classified its marketable securities as "available for sale" and accordingly carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At September 30, 1997, the fair value of the Company's marketable securities approximated its cost.

     Inventories

     Inventories are stated at the lower of cost, under the first-in, first-out
(FIFO) method, or market and include materials, labor and manufacturing overhead. The Company periodically evaluates the realizability of its inventories and establishes a reserve for excess or obsolete inventories, as necessary.

Leasehold improvements and equipment

     Leasehold improvements and equipment are comprised of the following:


                                                                   September 30,
                                                                  (000's omitted)
                                                               1996              1997
                                                               ----              ----
Leasehold improvements...........................             $  301            $  567
Machinery and equipment..........................              1,496             2,021
Furniture and fixtures...........................                165               207
                                                              ------            ------
                                                               1,962             2,795
Less - Accumulated depreciation and
  amortization...................................                519               871
                                                              ------            ------
                                                              $1,443            $1,924
                                                              ======            ======

     Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:


                                                             Years
                                                             -----
Leasehold improvements...........................               6
Machinery and equipment..........................           5 - 7
Furniture and fixtures...........................              10

Intangible assets

     Intangible assets are stated at cost less accumulated amortization. The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the excess of purchase price over fair value of net assets acquired exists at September 30, 1997. Other intangibles are amortized on a straight-line basis over their estimated useful lives which are 5 years.

Revenue recognition

     Revenue is recorded upon the shipment of products.

Research and development costs

     The Company's research and development costs are charged to expense as incurred.

Warranty Costs

     The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the applicable period which is generally between one and three years. The related liability is included in accrued expenses in the accompanying consolidated balance sheets.

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

Net income (loss) per common share

     Primary earnings (loss) per common share is determined by deducting, where applicable, the increase in redemption value of redeemable convertible participating preferred stock from net income (loss) of the Company. This amount is divided by the weighted average number of common shares and dilutive common share equivalents outstanding, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common share equivalents issued at prices below the anticipated public offering price during the twelve months immediately preceding the initial public offering filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method). Primary and fully diluted earnings (loss) per common share are identical.

Effect of recent accounting pronouncements

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997 and earlier adoption is not permitted. The Company believes that the impact of adoption of this statement will not have a material effect on the calculation of earnings per share.

     In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company believes that the impact of adoption of this statement will not have a significant effect on the Company's financial position and results of operations.

3. INVENTORIES:

     Inventories consisted of the following:


                                                                    September 30,
                                                                   (000's omitted)
                                                                 1996           1997
                                                                 ----           ----
Raw materials...............................                    $  894         $  943
Work-in-process.............................                       331            511
Finished goods..............................                       338            291
                                                                ------         ------
                                                                $1,563         $1,745
                                                                ======         ======

4. INTANGIBLE ASSETS:

     Intangible assets consisted of the following:


                                                                     September 30,
                                                                    (000's omitted)
                                                                1996               1997
                                                                ----               ----
Excess of purchase price over fair value of
  net assets acquired...........................              $13,945             $13,945
Prepaid license fee.............................                  378                 378
Other...........................................                   45                  45
                                                              -------             -------
                                                               14,368              14,368
Less -- Accumulated amortization................                1,824               2,625
                                                              -------             -------
                                                              $12,544             $11,743
                                                              =======             =======

5. ACCRUED EXPENSES:

     Accrued expenses consisted of the following:


                                                                         September 30,
                                                                        (000's omitted)
                                                                     1996             1997
                                                                     ----             -----
   Bonuses payable.............................                     $  307            $  150
   Accrued warranty............................                        575               625
   Salaries payable............................                        126               172
   Other.......................................                         93               120
                                                                    ------            ------
                                                                    $1,101            $1,067
                                                                    ======            ======

6. SIGNIFICANT CUSTOMERS:

     The largest customer of the Company was the only customer that accounted for more than 10% of the Company's net sales with 23% of the Company's net sales for the year ended September 30, 1997. Accounts receivable for this customer was approximately $1,260,000 at September 30, 1997. The three largest customers each accounted for more than 10% of the Company's net sales for each of the years ended September 30, 1995 and 1996 and in the aggregate accounted for 47% of the Company's net sales in each of those years. Accounts receivables from these customers were approximately $1,714,000 and $1,736,000 at September 30, 1995 and 1996, respectively.

7. FOREIGN SALES:

     The Company sells into three major regions worldwide. Sales to these regions are as follows (000's omitted):



                                        FOR THE YEARS ENDED
                                           SEPTEMBER 30,
                                  1995          1996           1997
                                  ----          ----           ----
Americas............             $12,130       $17,994        $21,507

Europe..............               3,500         5,986          6,150

Far East............               1,700         1,945          2,626
                                 -------       -------        -------
                                 $17,330       $25,925        $30,283
                                 =======       =======        =======

8. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT:

     In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company will require extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. The Company plans to further develop this technology and develop new products using this technology. This development process should continue until July of 1998. Consequently, during fiscal 1996, the Company recorded a charge of $3,052,000 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license.

9. EXTRAORDINARY ITEM

     In connection with the initial public offering in 1996, the Company expensed approximately $2,158,000 of unamortized original issue discount upon the prepayment of the Company's zero coupon notes and approximately $898,000 of unamortized deferred financing costs upon the repayment of the outstanding balance under the Company's Credit Agreement. The write-off of these items, less the related income tax benefit of approximately $1,253,000 has been reflected as an extraordinary item in the consolidated statements of operations.

10. LINE-OF-CREDIT

     The Company has a line of credit agreement with a bank which allows it to borrow up to $1,000,000 at either the prime rate or LIBOR plus 1.5%. Borrowings are collateralized by all corporate assets. There were no outstanding borrowings under this agreement at September 30, 1997.

11. STOCKHOLDERS' EQUITY:

Redeemable Convertible Participating Preferred Stock

     In June 1994, the Company authorized and issued 307,317 shares of Series A Convertible Participating Preferred Stock, $.01 par value, with a redemption feature (the Preferred Stock). Total proceeds from this sale were $3,073,170. The holders were entitled to dividends at the same rate as dividends were paid on the common stock. Each share of the Preferred Stock entitled the holder to the number of votes per share equal to the number of shares of common stock into which each share of Preferred Stock is then convertible. The Preferred Stock was automatically converted into shares of common stock simultaneously with the initial public offering of the Company's common stock.

Common Stock

     In February, 1996, the Certificate of Incorporation was amended to authorize 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of undesignated preferred stock. All outstanding shares of Class A voting common stock were converted to common stock. Class A voting common stock and Class B non-voting common stock were canceled. There were no outstanding shares of preferred stock at September 30, 1997.

Employee Stock Purchase Plan

     In January, 1997, the stockholders approved the Trident International, Inc. Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. During fiscal 1997, 3,689 shares were issued under the ESPP for $55,437. At September 30, 1997, the Company had a balance of 96,311 shares reserved for the ESPP.

Stock options

     Under the Company's Amended and Restated 1994 Stock Option and Grant Plan (the Plan) the Company may grant options to purchase up to a maximum of 1,000,000 shares of common stock to employees, consultants and other key persons. Options granted may be incentive stock options or non-qualified options and must be granted at a price not less than fair market value on the date of grant. Fair market value (as defined in the Plan) and the vesting of these options is determined by the Board of Directors. The options expire no later than 10 years from the date of grant. At September 30, 1997, 726,900 shares were available for granting of additional options.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in fiscal 1996 and 1997 using the Black Scholes option pricing model prescribed by SFAS
123. The weighted average assumptions used are as follows:


                                                           1996                         1997
                                                           ----                         ----
Risk free interest rate                                    6.16%                        6.16%
Expected dividend yield                                       0%                           0%
Expected lives                                                5 years                      5 years
Expected volatility                                          49%                          49%

     Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) and pro forma net income (loss) per common share would have been the following amounts:


                                                                        1996                         1997
                                                                        ----                         ----
Net income (loss):
    As reported (000's omitted)                                        $(414)                       $7,513
    Pro forma (000's omitted)                                           (414)                        7,466
Net income (loss) per common share:
    As reported                                                        (0.10)                         1.05
    Pro forma                                                          (0.10)                         1.04

     Because SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may be not representative of that to be expected in future years.

     A summary of the status of the Company's stock options plan at September 30, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


                                                     1995                        1996                           1997
                                            ------------------------     -----------------------      --------------------------
                                                            Weighted                    Weighted                        Weighted
                                                            Average                     Average                         Average
                                                            Exercise                    Exercise                        Exercise
                                            Options          Price       Options          Price        Options           Price
                                            -------          -----       -------          -----        -------           -----
Outstanding at October 1,                         -          $   -       108,000         $ 3.52        127,750          $ 5.52
Granted                                     108,000           3.52        26,000          13.69        139,100           17.73
Exercised                                         -              -         4,750           5.00          7,775            4.15
Canceled                                          -              -         1,500           5.00          7,800            8.99
                                            -------          -----       -------         ------        -------          ------
Outstanding at September 30,                108,000          $3.52       127,750         $ 5.52        251,275          $12.21
                                            =======          =====       =======         ======        =======          ======
Options exercisable at
   September 30,                                  0          $   -        22,250         $ 3.20         50,850          $ 5.10
                                            =======          =====       =======         ======        =======          ======
Weighted average fair value
   options granted during the year                                                       $ 6.81                         $ 9.02
                                                                                         ======                         ======

     The following table represents weighted average price and life information about significant option groups outstanding at September 30, 1997:


                                                         Weighted
                                                         Average
                                                        Remaining                Weighted
        Range of                    Number             Contractual               Average                  Number
    Exercise Prices              Outstanding            Life (Yrs)            Exercise Price           Exercisable
    ---------------              -----------            ----------            --------------           -----------
$1.00                                38,000                 7                     $ 1.00                    18,000
$5.00                                51,100                 8                     $ 5.00                    23,100
$12.00 - $18.00                     115,175                 9                     $15.90                     9,750
$18.01 - $20.25                      47,000                 9                     $20.09                         0
                                    -------                                                                 ------
                                    251,275                                                                 50,850
                                    =======                                                                 ======

Redeemable warrants

     In June, 1994, under the Credit Agreement, the Issuer (the Lender) was issued warrants with both the right to purchase shares of the Company's common stock and the right to require the Company to repurchase some or all of the warrants at the earlier of June 30, 1998 or the occurrence of certain events, including repayment of the indebtedness under the Credit Agreement or upon a qualified public offering.

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

     Contingent warrants

     In June 1994, contingent warrants to purchase up to 235,192 shares of common stock at $1.00 per share were granted on a pro rata basis to all of the Company's common stockholders of record. These warrants were to become exercisable in the event that the Lender was entitled to exercise warrants to purchase less than 653,310 shares of common stock. In the event this occurred, the holders of contingent warrants would be able to exercise warrants to purchase shares of common stock for the difference between the amount of shares the Lender exercised and 653,310 total shares of common stock. In connection with the initial public offering, warrants to purchase 235,192 common shares were issued. During Fiscal 1996 and 1997, warrants to purchase 55,976 and 153,828 shares, respectively were exercised. At September 30, 1997, warrants to purchase 25,388 shares of common stock at $1.00 per share were outstanding.

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

12. INCOME TAXES:

     The provision (benefit) for income taxes includes the following (000's omitted):



                                                                     For the Years Ended
                                                                         September 30,
                                                            --------------------------------------
                                                             1995             1996            1997
                                                             ----             ----            ----
Current:
  Federal .........................................         $1,432          $3,314          $3,838
  State ...........................................            551             600             684
                                                            ------          ------          ------
                                                             1,983           3,914           4,522
                                                            ------          ------          ------
Deferred:
  Federal .........................................            (13)           (962)            154
  State ...........................................             (5)           (200)             27
                                                            ------          ------          ------
                                                               (18)         (1,162)            181
                                                            ------          ------          ------
Income tax before extraordinary item ..............         $1,965          $2,752          $4,703
                                                            ======          ======          ======

     The Company's effective tax rate, as a percent of income (loss) before extraordinary item, differs from the statutory federal rate as follows:

                                                                                     For the Years Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                  1995       1996       1997
                                                                                  ----       ----       ----
Statutory Federal tax rate ................................................       (34%)       34%        34%
State taxes net of Federal benefit ........................................        24          6          4
Non-deductible amortization of the excess of purchase price over fair value
  of net assets acquired ..................................................        10          4         --
Non-deductible redeemable warrant interest charge .........................       105         14         --
Benefit from foreign sales corporation ....................................        (3)        (3)        (2)
Non-deductible amortization of deferred compensation ......................        27          4         --
Other .....................................................................         4          7          3
                                                                                 ----        ---        ---
Effective tax rate before extraordinary item ..............................       133%        66%        39%
                                                                                 ====        ===        ===

     Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The approximate tax effects of temporary differences which give rise to net deferred tax assets are as follows (000's omitted):


                                              September 30,
                                           ------------------
                                           1996          1997
                                           ----          ----
Current:
    Accrued warranty expense ......      $   213       $   225
    Inventories ...................           77            97
    Allowance for doubtful accounts          111           108
    Other accrued expenses ........           30            35
                                         -------       -------
                                             431           465
                                         -------       -------
Non-Current:
    Depreciation and amortization .          (58)          (61)
    Intangible assets .............          977           765
                                         -------       -------
                                             919           704
                                         -------       -------
     Net deferred tax assets ......      $ 1,350       $ 1,169
                                         =======       =======

13. EMPLOYEE BENEFIT PLAN:

     The Company has a defined contribution retirement plan which is available to substantially all employees. The Company pays plan expenses and a matching contribution of 50% of every qualifying dollar contributed by plan participants to a maximum of 3% of compensation. Contributions by the Company amounted to $46,000, $69,000, and $98,000 for the years ended September 30, 1995, 1996, and
1997, respectively.

14. COMMITMENTS AND CONTINGENCIES:

     The Company leases certain operating facilities and equipment under long-term, noncancelable operating leases. The leases for the operating facilities expire June 30, 1998, and include an option to renew at prevailing market rates for one three-year period. Approximate future minimum rental commitments under noncancelable operating leases having a term in excess of one year are approximately $78,000. Rental expense amounted to $130,000, $154,000, and $180,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

     The Company entered into a three-year employment agreement with its chief executive officer which requires minimum annual compensation through November 1997. The agreement also provides for certain incentive bonus payments.

     In 1994, the Company undertook an environmental compliance audit which identified certain environmental deficiencies on properties leased by the Company. The site of one of the Company's leased facilities was contaminated due to prior uses by a prior occupant and may require remedial action. Although the Company obtained an indemnification agreement with respect to such prior contamination, if the Company is found to be liable as a result of any contamination of the site, there can be no assurance that such indemnification will be available or that, if available, it will be sufficient. While the ultimate results of future claims, if any, against the Company with regard to these matters cannot be determined, management does not anticipate that these matters will have a material adverse impact on the consolidated results of operations or financial position of the Company.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Trident International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Trident International, Inc. and Subsidiaries as of September 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1995, 1996, and 1997 included in this Form 10-K, and have issued our report thereon dated October 24, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page F-15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             /s/  Arthur Andersen LLP
                                             -----------------------------
                                             ARTHUR ANDERSEN LLP
Hartford, Connecticut
October 24, 1997

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                           Balance at            Charged to                          Balance at
                                                          Beginning of            Cost and                             End of
                       Description                           Period               Expenses         Deductions          Period
                       -----------                           ------               --------         ----------          ------
     Allowance for Doubtful Accounts -
       October 1, 1994 to September 30, 1995 . . . .        $  50,000             $170,000           $  -             $220,000
       October 1, 1995 to September 30, 1996 . . . .         $220,000             $ 80,000           $  -             $300,000
       October 1, 1996 to September 30, 1997 . . . .         $300,000             $      -           $  -             $300,000