Form 10-Q
period 1997-12-31
TRIDENT INTERNATIONAL INC
filed 1998-02-10
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                (not applicable)
              (Former name,former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of January 31, 1998, exclusive of treasury shares was 6,649,251.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 1997 and December 31, 1997...................  3

              Condensed Consolidated Statements of Operations
                for the three months ended December 31, 1996
                and 1997...................................................  4

              Condensed Consolidated Statements of Cash Flows
                for the three months ended December 31, 1996 and
                1997.......................................................  5

              Notes to Condensed Consolidated Financial Statements.........  6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  8

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................. 12


              Signatures................................................... 12

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


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)



                                                                   September 30, 1997  December 31, 1997
                                                                   ------------------  -----------------
                                  ASSETS                                                (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents .....................................       $ 7,065       $ 1,635
     Marketable securities .........................................        12,728        17,234
     Accounts receivable, net ......................................         4,385         4,954
     Inventories ...................................................         1,745         1,999
     Deferred income taxes .........................................           465           456
     Other current assets ..........................................           148           150
                                                                           -------       -------
              Total current assets .................................        26,536        26,428
LEASEHOLD IMPROVEMENTS AND EQUIPMENT,  net .........................         1,924         2,226
DEFERRED INCOME TAXES ..............................................           704           657
INTANGIBLE ASSETS, net .............................................        11,743        11,542
                                                                           -------       -------
              Total assets .........................................       $40,907       $40,853
                                                                           =======       =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable .............................................       $ 1,540       $ 1,201
      Accrued expenses .............................................         1,067         1,014
      Income taxes payable .........................................           411         1,276
                                                                           -------       -------
              Total current liabilities ............................         3,018         3,491
                                                                           -------       -------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; 30,000,000
         shares authorized; 7,167,981 and 7,172,251 ................            72            72
         shares issued at September 30, 1997 and
         December 31, 1997
      Additional paid-in capital ...................................        40,146        40,164
      Retained earnings ............................................         3,346         5,174
                                                                           -------       -------
                                                                            43,564        45,410

      Less - Treasury stock at cost, 345,000 and 510,000 shares
          at  September 30, 1997 and December 31, 1997, respectively         5,675         8,048
                                                                           -------       -------
              Total stockholders' equity ...........................        37,889        37,362
                                                                           -------       -------
              Total liabilities and stockholders equity ............       $40,907       $40,853
                                                                           =======       =======

                             See accompanying notes

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000's Omitted, except per share data)
                                   (Unaudited)







                                                                Three Months Ended
                                                                ------------------
                                                      December 31, 1996     December 31, 1997
                                                      -----------------     -----------------
NET SALES ...................................           $     6,544            $     7,757
COST OF SALES ...............................                 2,220                  2,824
                                                        -----------            -----------
  Gross profit ..............................                 4,324                  4,933
                                                        -----------            -----------

OPERATING EXPENSES:
  Marketing and selling .....................                   441                    709
  Research and development ..................                   612                    860
  General and administrative ................                   478                    536
  Amortization of intangibles ...............                   201                    201
                                                        -----------            -----------
    Total operating expenses ................                 1,732                  2,306
                                                        -----------            -----------
      Operating income ......................                 2,592                  2,627

OTHER INCOME:
  Interest income ...........................                  (236)                  (275)
                                                        -----------            -----------
    Income before income taxes ..............                 2,828                  2,902
PROVISION FOR INCOME TAXES ..................                 1,089                  1,074
                                                        -----------            -----------
NET INCOME ..................................           $     1,739            $     1,828
                                                        ===========            ===========

BASIC EARNINGS PER COMMON SHARE .............           $      0.25            $      0.27
                                                        ===========            ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING FOR  BASIC EARNINGS PER SHARE .             7,022,221              6,736,820
                                                        ===========            ===========

DILUTED EARNINGS PER COMMON SHARE ...........           $      0.24            $      0.27
                                                        ===========            ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING FOR DILUTED EARNINGS PER SHARE              7,219,985              6,828,947
                                                        ===========            ===========



                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                         ------------------
                                                                               December 31, 1996    December 31, 1997
                                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................           $  1,739            $  1,828
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .......................................                278                 306
   Deferred income taxes ...............................................                 40                  56
   Changes in operating assets and liabilities:
      Accounts receivable, net .........................................                316                (569)
      Inventories ......................................................               (351)               (254)
      Other current assets .............................................                 81                  (2)
      Accounts payable and accrued expenses ............................               (403)               (392)
      Income taxes payable .............................................                802                 865
                                                                                   --------            --------
          Net cash provided by operating activities ....................              2,502               1,838
                                                                                   --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of  marketable securities,  net ...........................                 --              (4,506)
   Purchases of leasehold improvements and equipment, net ..............                (83)               (407)
                                                                                   --------            --------
          Net cash used in investing activities ........................                (83)             (4,913)
                                                                                   --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..............................                 --                  15
   Proceeds from exercise of warrants and options ......................                 --                   3
   Purchases of treasury stock .........................................                 --              (2,373)
                                                                                   --------            --------
          Net cash used in financing activities ........................                 --              (2,355)
                                                                                   --------            --------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS ......................              2,419              (5,430)
CASH AND CASH EQUIVALENTS, beginning of period .........................             17,349               7,065
                                                                                   --------            --------
CASH AND CASH EQUIVALENTS, end of period ...............................           $ 19,768            $  1,635
                                                                                   ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
   Income taxes ........................................................           $    247            $    153
                                                                                   ========            ========

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

          The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 1998.


2.     Inventories:

          Inventories consisted of the following:

                                          September 30,     December 31,
                                              1997             1997
                                             ------           ------
                   Raw materials             $  943           $1,299
                   Work-in process              511              450
                   Finished goods               291              250
                                             ------           ------
                                             $1,745           $1,999
                                             ======           ======




3.     Contingency:

          In connection with the prior acquisition (Acquisition), the Company undertook an environmental compliance audit, which identified certain environmental deficiencies on properties leased by the Company. The site of one of the Company's leased facilities was contaminated due to prior uses by a prior occupant and may require remedial action. Although the Company obtained an indemnification agreement in connection with the Acquisition with respect to such prior contamination, if the Company is found to be liable as a result of any contamination of the site, there can be no assurance that such indemnification will be available or that, if available, it will be sufficient. While the ultimate results of future claims, if any, against the Company with regard to these matters cannot be determined, management does not anticipate that these matters will have a material adverse impact on the consolidated results of operations or financial position of the Company.

4.     Earnings Per Share:

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which superseded Accounting Principles Board Opinion No. 15. This new standard replaces the computation of primary earnings per share with a new computation of "basic earnings per share". The Company has adopted this standard effective October 1, 1997. As a result, the Company's recorded earnings per share for the three months ended December 31, 1996 were restated from $0.24 per share to $0.25 per share.

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

    In February 1996, the Company completed the initial public offering of its common stock, which provided proceeds, after underwriting discounts and commissions, of $28.3 million. The Company used approximately $10.8 million to repay the outstanding indebtedness under its credit facility and $4.5 million to retire all of the $5.0 million in principal amount of the zero coupon notes issued by the Company for $1.9 million in connection with the 1994 Acquisition.

RESULTS OF OPERATIONS

    Net Sales. Net sales increased $1.2 million, or 20% to $7.8 million for the three months ended December 31, 1997 from $6.5 million for the three months ended December 31, 1996. Net sales of printheads increased by approximately $319,000 or 10% in the three months ended December 31, 1997 as compared to the same quarter in the prior fiscal year due primarily to an increase in printhead unit sales. Sales of ink products increased by $758,000 or 28% in the three months ended December 31, 1997 as compared to the same quarter in the prior fiscal year due to the expanding installed base of printheads. Net sales to international customers increased by $562,000, or 30% for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

    Gross Profit. Gross profit increased $609,000, or 14% to $4.9 million for the three months ended December 31, 1997 from $4.3 million for the three months ended December 31, 1996. Gross profit as a percentage of net sales decreased from 66 % for the three months ended December 31, 1996 to 63.6% for the three months ended December 31, 1997. The decrease in gross profit as a percentage of net sales was due to higher average printhead costs and lower average ink products selling prices.

    Marketing and Selling Expenses. Marketing and selling expenses increased $268,000, or 61% to $709,000 for the three months ended December 31, 1997 from $441,000 for the three months ended December 31, 1996 due to the addition of sales personnel and associated travel expenses and marketing support. As a percentage of net sales, these expenses increased to 9.1% for the three months ended December 31, 1997 from 6.7% for the three months ended December 31, 1996.

    Research and Development Expenses. Research and development expenses increased $248,000 , or 40% to $860,000 for the three months ended December 31, 1997 from $612,000 for the three months ended December 31, 1996 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 11% for the three months ended December 31, 1997 from 9.4% for the three months ended December 31, 1996.

    General and Administrative Expenses. General and administrative expenses increased $58,000, or 12% to $536,000 for the three months ended December 31, 1997 from $478,000 for the three months ended December 31, 1996. The increase in expenses is due to additional insurance costs, legal fees, and consulting fees. As a percentage of net sales, these expenses decreased to 6.9% for the three months ended December 31, 1997 from 7.3% for the three months ended December 31, 1996 due to higher net sales.

    Amortization of Intangibles. The amortization amounts for the excess of purchase price over the fair market value of net assets acquired and other intangibles of $201,000 in both periods did not vary in amount for the three months ended December 31, 1997 as compared to the three months ended December 31, 1997.

    Interest Income. Interest income was $275,000 for the three months ended December 31, 1997 as compared to $236,000 for the three months ended December 31, 1996.

    Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1997 and December 31, 1996 was $1.1 million on income before income taxes of $2.9 million and $2.8 million respectively. The effective tax rate for the three months ended December 31, 1997 and December 31, 1996 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

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

    For the three months ended December 31, 1997, approximately 79% of the Company's net sales were to its top ten OEM customers, while approximately 21% and 12% of the Company's net sales for this period were to two OEM customers, Marsh Company and Foxjet, Inc., respectively. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the three months ended December 31, 1997, approximately 70% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $22.9 million compared to $23.5 million at September 30, 1997. At December 31, 1997, the Company has cash and marketable securities of $18.9 million.

    The primary investing and financing cash flows activity for the three months ended December 31, 1997 was the purchase of treasury stock of $2.4 million. Cash flows from operations of $1.8 million results primarily from net income of $1.8 million plus depreciation and amortization of $300,000 offset by increases in inventories and accounts receivable. The Company also has a line of credit with Fleet Bank, which allows them to borrow up to $1,000,000. There were no borrowings under this line at December 31, 1997.

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

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



a.     Exhibits:

The following exhibits are filed as a part of this report:


                  Exhibit Number              Title

                  10.1     Employment Agreement between the company and Elaine
                           A. Pullen dated as of November 1, 1997

                  10.10 Form of Third Amended and Restated 1994 Stock Option and Grant Plan.

                  27       Financial Data Schedule


b.     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1997.


       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated: February 10, 1998

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