Form 10-Q
period 1998-03-31
TRIDENT INTERNATIONAL INC
filed 1998-05-14
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes [X]            No [  ]


The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 4, 1998 was 6,650,632.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                         ----

                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements


              Condensed Consolidated Balance Sheets as of
                September 30, 1997 and  March 31, 1998..................................   3


              Condensed Consolidated Statements of Operations
                for the three months and six months and ended March 31, 1997

                and 1998................................................................   4

              Condensed Consolidated Statements of Cash Flows
                for the six months ended March 31, 1997 and
                1998....................................................................   5


              Notes to Condensed Consolidated Financial Statements......................   6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................   8


                                   PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................  13


Item 4.       Submission of Matters to a Vote of Security Holders.......................  13


Item 6.       Exhibits and Reports on Form 8-K..........................................  14




              Signatures................................................................  14

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



               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)

                                                                               September 30, 1997        March 31, 1998
                                                                               ------------------        --------------
                                  ASSETS                                                                  (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents ..............................................         $ 7,065               $ 4,524

     Marketable securities ..................................................          12,728                14,865

     Accounts receivable, net ...............................................           4,385                 5,277

     Inventories ............................................................           1,745                 2,145

     Deferred income taxes ..................................................             465                   451

     Other current assets ...................................................             148                   265
                                                                                      -------               -------

              Total current assets ..........................................          26,536                27,527

LEASEHOLD IMPROVEMENTS AND EQUIPMENT,  net ..................................           1,924                 2,362

DEFERRED INCOME TAXES .......................................................             704                   610

INTANGIBLE ASSETS, net ......................................................          11,743                11,342
                                                                                      -------               -------

             Total assets ...................................................         $40,907               $41,841
                                                                                      =======               =======


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable ......................................................         $ 1,540               $ 1,451

      Accrued expenses ......................................................           1,067                 1,091

      Income taxes payable ..................................................             411                   262
                                                                                      -------               -------

            Total current liabilities .......................................           3,018                 2,804
                                                                                      -------               -------

STOCKHOLDERS' EQUITY:

    Common stock, $.01 par value; 30,000,000 shares authorized; 7,167,981 and
       7,176,632 shares issued and outstanding at September 30, 1997
       and March 31, 1998 ...................................................              72                    72

    Additional paid-in capital ..............................................          40,146                40,186

    Retained earnings .......................................................           3,346                 7,065
                                                                                      -------               -------

                                                                                       43,564                47,323

  Less - Treasury stock at cost, 345,000 and 528,000 shares
      at  September 30, 1997 and March 31, 1998,  respectively ..............           5,675                 8,286
                                                                                      -------               -------

           Total stockholders' equity .......................................          37,889                39,037
                                                                                      -------               -------

                                                                                      $40,907               $41,841
                                                                                      =======               =======

                             See accompanying notes

                                            TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (000's Omitted, except per share data)

                                                             (Unaudited)

                                                                 Three Months Ended                      Six Months Ended
                                                        ----------------------------------       ----------------------------------
                                                        March 31, 1997      March 31, 1998       March 31, 1997      March 31, 1998
                                                        --------------      --------------       --------------      --------------

NET SALES ......................................         $     7,743          $     8,411          $    14,287          $    16,168

COST OF SALES ..................................               2,762                3,058                4,982                5,882
                                                         -----------          -----------          -----------          -----------

   Gross profit ................................               4,981                5,353                9,305               10,286
                                                         -----------          -----------          -----------          -----------

OPERATING EXPENSES:

   Marketing and selling .......................                 585                  783                1,026                1,492

   Research and development ....................                 759                  885                1,371                1,745

   General and administrative ..................                 536                  763                1,014                1,299

   Amortization of intangibles .................                 199                  200                  400                  401
                                                         -----------          -----------          -----------          -----------

         Total operating expenses ..............               2,079                2,631                3,811                4,937
                                                         -----------          -----------          -----------          -----------

         Operating income ......................               2,902                2,722                5,494                5,349

OTHER INCOME:

      Interest income, net .....................                (259)                (279)                (495)                (554)
                                                         -----------          -----------          -----------          -----------

         Income before income taxes ............               3,161                3,001                5,989                5,903

PROVISION FOR INCOME TAXES .....................               1,217                1,110                2,306                2,184
                                                         -----------          -----------          -----------          -----------

NET INCOME .....................................         $     1,944          $     1,891          $     3,683          $     3,719
                                                         ===========          ===========          ===========          ===========


BASIC EARNINGS PER COMMON SHARE ................         $      0.27          $      0.28          $      0.52          $      0.56
                                                         ===========          ===========          ===========          ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING FOR  BASIC EARNINGS PER
      SHARE ....................................           7,097,898            6,650,589            7,059,644            6,695,090
                                                         ===========          ===========          ===========          ===========

DILUTED EARNINGS PER COMMON SHARE ..............         $      0.27          $      0.28          $      0.51          $      0.55
                                                         ===========          ===========          ===========          ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS PER
     SHARE .....................................           7,254,003            6,767,616            7,211,088            6,811,433
                                                         ===========          ===========          ===========          ===========

                                                       See accompanying notes.


                                                                 4

                                         TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (000's Omitted)

                                                          (Unaudited)

                                                                                                         Six Months Ended
                                                                                                         ----------------
                                                                                                  March 31, 1997   March 31, 1998
                                                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income ............................................................................        $  3,683         $  3,719

      Adjustments to reconcile net income to
        net cash provided by operating activities:

            Depreciation and amortization ...................................................             564              624

            Deferred income taxes ...........................................................              88              108

   Changes in operating assets and liabilities:

   Accounts receivable, net .................................................................            (441)            (892)

   Inventories ..............................................................................            (283)            (400)

   Other current assets .....................................................................             (33)            (117)

   Accounts payable and accrued expenses ....................................................            (117)             (65)

   Income taxes payable .....................................................................              75             (149)
                                                                                                     --------         --------

                   Net cash provided by operating activities ................................           3,536            2,828
                                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of marketable securities, net ..............................................                -          (2,137)

       Purchases of leasehold improvements
and equipment, net...........................................................................            (286)            (661)
                                                                                                     --------         --------

                    Net cash used in investing activities ...................................            (286)          (2,798)
                                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock ................................................              26               40

      Exercise of warrants and options ......................................................              18                 -

      Purchases of treasury stock ...........................................................                -          (2,611)
                                                                                                     --------         --------

                  Net cash provided by ( used in) financing activities ......................              44           (2,571)
                                                                                                     --------         --------

INCREASE  (DECREASE) IN CASH AND EQUIVALENTS ................................................           3,294           (2,541)

CASH AND CASH EQUIVALENTS, beginning of period ..............................................          17,349            7,065
                                                                                                     --------         --------

CASH AND CASH EQUIVALENTS, end of period ....................................................        $ 20,643         $  4,524
                                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for

        Income taxes ........................................................................        $  2,143         $  2,225
                                                                                                     ========         ========

                                                    See accompanying notes.


                                                              5

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


 2. Cash and cash equivalents:

          For purposes of the consolidated statements of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.


 3. Marketable securities:

          The Company invests in marketable securities of highly rated financial institutions and investment grade debt instruments and limits the amount of credit exposure in any one entity. The Company has classified its marketable securities as "available for sale" and accordingly carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At March 31, 1998, the fair value of the Company's marketable securities approximated its cost.

4.     Inventories:

          Inventories consisted of the following:

                                                  September 30,           March 31,
                                                       1997                  1998
                                                  -------------          -----------
                   Raw materials                     $    943               $1,362

                   Work-in process                        511                  488
                   Finished goods                         291                  295
                                                      -------              -------
                                                       $1,745               $2,145
                                                       ======               ======

5.     Contingency:

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


6.     Earning Per Share:

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which superceded Accounting Principles Board Opinion No. 15. This new standard replaces the computation of primary earnings per share with a new computation of "basic earnings per share". The Company has adopted this standard effective October 1, 1997. As a result, the Company's recorded earnings per share for the six months ended March 31, 1997 were restated from $0.51 per share to $0.52 per share.

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


RESULTS OF OPERATIONS

    Net Sales. Net sales increased $668,000, or 9% to $8.4 million for the three months ended March 31, 1998 from $7.7 million for the three months ended March 31, 1997. Net sales of printheads increased by approximately $73,000 or 2% in the three months ended March 31, 1998 as compared to the same quarter in the prior fiscal year due primarily to an increase in average selling prices partially offset by a reduction in printhead unit sales. Sales of ink products increased by $704,000 or 26% in the three months ended March 31, 1998 as compared to the same quarter in the prior fiscal year due to the increased volume of ink sold. These increases were partially offset by a $109,000 decrease in sales of other products. Net sales to international customers decreased by $73,000, or 3% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to a decline in sales of approximately $370,000 to customers located in Asia.

    Net Sales. Net sales increased $1.9 million, or 13% to $16.2 million for the six months ended March 31, 1998 from $14.3 million for the six months ended March 31, 1997. Net sales of printheads increased by approximately $392,000 or 5% in the six months ended March 31, 1998 as compared to the same period in the prior fiscal year due primarily to an increase in average selling price of printheads. Sales of ink products increased by $1.5 million or 27% in the six months ended March 31, 1998 as compared to the same quarter in the prior fiscal year due to increased volume of ink sold. Net sales to international customers increased by $490,000, or 12% for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997.

    Gross Profit. Gross profit increased $372,000, or 7% to $5.4 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. Gross profit as a percentage of net sales decreased from 64.3 % for the three months ended March 31, 1997 to 63.6% for the three months ended March 31, 1998. The decrease in gross profit as a percentage of net sales was due to higher average printhead costs and lower average ink products selling prices.

    Gross Profit. Gross profit increased $981,000, or 11% to $10.3 million for the six months ended March 31, 1998 from $9.3 million for the six months ended March 31, 1997. Gross profit as a percentage of net sales decreased from 65.1% for the six months ended March 31, 1997 to 63.6% for the six months ended March 31, 1998. The decrease in gross profit as a percentage of net sales was due to lower average ink products selling prices.

    Marketing and Selling Expenses. Marketing and selling expenses increased $198,000, or 34% to $783,000 for the three months ended March 31, 1998 from $585,000 for the three months ended March 31, 1997 due to the addition of sales personnel and associated recruiting cost and increased advertising expenses. As a percentage of net sales, these expenses increased to 9.3% for the three months ended March 31, 1998 from 7.6% for the three months ended March 31, 1997.

    Marketing and Selling Expenses. Marketing and selling expenses increased $466,000, or 45% to $1.5 million for the six months ended March 31, 1998 from $1.0 million for the six months ended March 31, 1997 due to the addition of sales personnel and associated recruiting cost and travel expenses and increased advertising expenses. As a percentage of net sales, these expenses increased to 9.2% for the six months ended March 31, 1998 from 7.2% for the six months ended March 31, 1997.

    Research and Development Expenses. Research and development expenses increased $126,000, or 17% to $885,000 for the three months ended March 31, 1998 from $759,000 for the three months ended March 31, 1997 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 10.5% for the three months ended March 31, 1998 from 9.8% for the three months ended March 31, 1997.

    Research and Development Expenses. Research and development expenses increased $374,000, or 27% to $1.7 million for the six months ended March 31, 1998 from $1.4 million for the six months ended March 31, 1997 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 10.8% for the six months ended March 31, 1998 from 9.6% for the six months ended March 31, 1997.

    General and Administrative Expenses. General and administrative expenses increased $227,000, or 42% to $763,000 for the three months ended March 31, 1998 from $536,000 for the three months ended March 31, 1997. The increase in expenses is due to additional legal fees arising from the legal proceedings described on page 13 (see Part II, Item I. Legal Proceedings), consulting fees, training, travel and insurance expenses. As a percentage of net sales, these expenses increased to 9.1% for the three months ended March 31, 1998 from 6.9% for the three months ended March 31, 1997.

    General and Administrative Expenses. General and administrative expenses increased $285,000, or 28% to $1.3 million for the six months ended March 31, 1998 from $1.0 million for the six months ended March 31, 1997. The increase in expenses is due to additional legal fees, consulting fees, training, travel and insurance expenses. As a percentage of net sales, these expenses increased to 8.0% for the six months ended March 31, 1998 from 7.1% for the six months ended March 31, 1997.

    Amortization of Intangibles and Amortization of Deferred Compensation. The amortization amounts for the excess of purchase price over the fair market value of net assets acquired and other intangibles of approximately $200,000 in both periods did not vary in amount for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

    Amortization of Intangibles and Amortization of Deferred Compensation. The amortization amounts for the excess of purchase price over the fair market value of net assets acquired and other intangibles of approximately $400,000 in both periods did not vary in amount for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997.

    Interest Income, net. Interest income was $279,000 for the three months ended March 31, 1998 as compared to $259,000 for the three months ended March 31, 1997.

    Interest Income, net. Interest income was $554,000 for the six months ended March 31, 1998 as compared to $495,000 for the six months ended March 31, 1997.

    Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 1998 was $1.1 million on income before income taxes of $3.0 million. The effective tax rate for the three months ended March 31, 1998 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

    Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 1998 was $2.2 million on income before income taxes of $5.9 million. The effective tax rate for the six months ended March 31, 1998 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

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

     The Company is aware that manufacturers of certain ink products are claiming that their inks could be utilized with certain of the Company's impulse ink jet printheads. Although the use of such other inks will void the Company's warranties on its printheads, and could, in the Company's judgment, result in inferior performance and permanent damage to its printheads, there can be no assurance that the introduction and sale of such other inks will not have a material adverse effect on the Company's financial condition or results of operations or that end users will continue to purchase their ink requirements from the Company. In December, 1997 the Company filed a civil action charging several such manufacturers with infringing two of the Company's patents (see
Part II, Item 1. Legal Proceedings). This has resulted in counterclaims by two defendants that include patent invalidity and antitrust violations. No assurance can be given that the Company's litigation in this area will result in a favorable decision, or that any adverse decision on the counterclaims could not have a material adverse effect on the Company's results of operations.

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


    For the three months ended March 31, 1998, approximately 77% of the Company's net sales were to its top ten OEM customers, while approximately 25.5% of the Company's net sales for this period were to Marsh Company. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the three months ended March 31, 1998, approximately 69% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had working capital of $24.7 million compared to $23.5 million at September 30, 1997. At March 31, 1998, the Company has cash and temporary cash investments of $19.4 million.

    The primary financing cash flows activity for the six months ended March 31, 1998 was the purchase of treasury stock of $2.6 million. The major investing cash flow activities for the six months ended March 31, 1998 included purchases of $2.1 million in marketable securities and $661,000 in purchases of leasehold improvements and equipment. Cash flows from operations of $2.8 million results primarily from net income of $3.7 million plus depreciation and amortization of $624,000 offset by increases in inventories and accounts receivable. The Company also has a line of credit with Fleet Bank, which allows it to borrow up to $1,000,000. There were no borrowings under this line at March 31, 1998.

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS


         In December, 1997, the Company filed a civil action in the U.S. District Court for the Southern District of Illinois charging Applied Technology Group of Belleville, Illinois, AP Products, Inc. of Deer Park, New York, Renewable Resources, Inc of Deer Park, New York and Franklin, Tennessee and Independent Ink, Inc of Gardena, California with infringing two of the Company's patents. Renewable Resources, Inc. and Applied Technology Group have since counterclaimed against the Company for a declaration of noninfringement and patent invalidity while also alleging violations of the antitrust laws relating to the Company's sales of ink products.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         The Company held its Annual Meeting of Stockholders on January 29, 1998. At the Annual Meeting, the Company's stockholders voted (i) to re-elect Elaine A. Pullen, Michael K. Lorelli and John R. Webb to serve as Class II Directors of the Company until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; and (ii) to approve the amendment and restatement of the Trident International, Inc. Second Amended and Restated 1994 Stock Option and Grant Plan, as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholders votes at the Annual Meeting on the foregoing matters.


                         Election of Class II Directors

    Nominee                                 Votes in Favor                      Votes Withheld
    -------                                 --------------                      --------------
    Elaine A. Pullen                        5,914,092                           39,680


    Michael K. Lorelli                      5,913,092                           40,680


    John R. Webb                            5,914,092                           39,680

         Approval of Amendment and Restatement of Second Amended and Restated 1994 Stock Option and Grant Plan

    Votes in Favor                  Votes Against                               Abstentions
    --------------                  -------------                               -----------
    5,189,010                       762,661                                     2,101

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:


The following exhibits are filed as a part of this report:

                  Exhibit Number        Title
                  --------------        -----
                  27.1                  Financial Data Schedule.
                  27.2                  Amended Financial Data Schedule for Periods Ended December 31, 1996,
                                        March 31, 1997, June 30, 1997, and September 30, 1997.

b. Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated: May 14, 1998

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