Form 10-Q
period 1998-06-30
TRIDENT INTERNATIONAL INC
filed 1998-07-31
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Yes [X]    No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of July 31, 1998 was 6,551,783.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
           September 30, 1997 and  June 30, 1998.........................    3

         Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 1997
           and 1998......................................................    4

         Condensed Consolidated Statements of Cash Flows
           for the  nine months ended  June 30, 1997 and
           1998..........................................................    5

         Notes to Condensed Consolidated Financial Statements............    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    8

                           PART II. OTHER INFORMATION

Item 5.  Other Information...............................................   13

Item 6.  Exhibits and Reports on Form 8-K................................   13


         Signatures......................................................   14

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


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)



                                                                                 September 30, 1997   June 30, 1998
                                                                                 ------------------   -------------
                                  ASSETS                                                               (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents ..............................................          $ 7,065          $ 7,174

     Marketable securities ..................................................           12,728           12,219

     Accounts receivable, net ...............................................            4,385            5,960

     Inventories ............................................................            1,745            2,007

     Deferred income taxes ..................................................              465              518

    Other current assets ....................................................              148              467
                                                                                       -------          -------

              Total current assets ..........................................           26,536           28,345

LEASEHOLD IMPROVEMENTS AND EQUIPMENT,  net ..................................            1,924            2,465

DEFERRED INCOME TAXES .......................................................              704              522

INTANGIBLE ASSETS, net ......................................................           11,743           11,166
                                                                                       -------          -------

             Total assets ...................................................          $40,907          $42,498
                                                                                       =======          =======


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable ......................................................          $ 1,540          $ 1,237

      Accrued expenses ......................................................            1,067            1,178

      Income taxes payable ..................................................              411              652
                                                                                       -------          -------

            Total current liabilities .......................................            3,018            3,067
                                                                                       -------          -------

STOCKHOLDERS' EQUITY:

    Common stock, $.01 par value; 30,000,000 shares authorized; 7,167,981 and
       7,179,783 shares issued and outstanding at September 30, 1997
       and June 30, 1998 ....................................................               72               72

    Additional paid-in capital ..............................................           40,146           40,205

    Retained earnings .......................................................            3,346            9,084
                                                                                       -------          -------

                                                                                        43,564           49,361

  Less - Treasury stock at cost, 345,000 and 628,000 shares
      at  September 30, 1997 and June 30, 1998,  respectively ...............            5,675            9,930
                                                                                       -------          -------

           Total stockholders' equity .......................................           37,889           39,431
                                                                                       -------          -------

                                                                                       $40,907          $42,498
                                                                                       =======          =======


                             See accompanying notes

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (000's Omitted, except per share data)

                                   (Unaudited)


                                                        Three Months Ended                       Nine Months Ended
                                                ---------------------------------       ---------------------------------
                                                June 30, 1997       June 30, 1998       June 30, 1997       June 30, 1998
                                                -------------       -------------       -------------       -------------
NET SALES ...............................        $     8,069         $     8,972         $    22,356         $    25,140

COST OF SALES ...........................              2,878               3,235               7,860               9,117
                                                 -----------         -----------         -----------         -----------

   Gross profit .........................              5,191               5,737              14,496              16,023
                                                 -----------         -----------         -----------         -----------

OPERATING EXPENSES:

   Marketing and selling ................                580                 747               1,606               2,239

   Research and development .............                813               1,114               2,184               2,859

   General and administrative ...........                606                 788               1,620               2,087

   Amortization of intangibles ..........                200                 175                 600                 576
                                                 -----------         -----------         -----------         -----------

         Total operating expenses .......              2,199               2,824               6,010               7,761
                                                 -----------         -----------         -----------         -----------

         Operating income ...............              2,992               2,913               8,486               8,262

OTHER INCOME:

      Interest income ...................               (284)               (289)               (779)               (843)
                                                 -----------         -----------         -----------         -----------

         Income before income taxes .....              3,276               3,202               9,265               9,105

PROVISION FOR INCOME TAXES ..............              1,216               1,183               3,567               3,367
                                                 -----------         -----------         -----------         -----------

NET INCOME ..............................        $     2,015         $     2,019         $     5,698         $     5,738
                                                 ===========         ===========         ===========         ===========


BASIC EARNINGS PER COMMON SHARE .........        $      0.28         $      0.31         $      0.81         $      0.86
                                                 ===========         ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING FOR  BASIC EARNINGS PER
      SHARE .............................          7,093,126           6,606,636           7,070,566           6,652,460
                                                 ===========         ===========         ===========         ===========

DILUTED EARNINGS PER COMMON SHARE .......        $      0.28         $      0.30         $      0.79         $      0.85
                                                 ===========         ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS PER
     SHARE ..............................          7,223,593           6,736,560           7,194,538           6,775,835
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

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                           ------------------------------
                                                                           June 30, 1997    June 30, 1998
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income .....................................................        $  5,698         $  5,738

      Adjustments to reconcile net income to net cash provided by operating activities:

            Depreciation and amortization ............................             853              925

            Deferred income taxes ....................................             111              129

      Changes in operating assets and liabilities:

      Accounts receivable, net .......................................              15           (1,575)

      Inventories ....................................................             (55)            (262)

      Other current assets ...........................................              17             (319)

      Accounts payable and accrued expenses ..........................             (12)            (192)

      Income taxes payable ...........................................             247              241
                                                                              --------         --------

                   Net cash provided by operating activities .........           6,874            4,685
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Sales (purchases) of marketable securities, net ...............            --                509

       Purchases of leasehold improvements and
           equipment, net ............................................            (447)            (889)
                                                                              --------         --------

                    Net cash used in investing activities ............            (447)            (380)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock .........................              41               59

      Exercise of warrants and options ...............................              20             --

      Purchases of treasury stock ....................................          (2,364)          (4,255)
                                                                              --------         --------


                  Net cash provided by (used in) financing activities          (2,303)          (4,196)
                                                                              --------         --------

INCREASE  (DECREASE) IN CASH AND EQUIVALENTS .........................           4,124              109

CASH AND CASH EQUIVALENTS, beginning of period .......................          17,349            7,065
                                                                              --------         --------

CASH AND CASH EQUIVALENTS, end of period .............................        $ 21,473         $  7,174
                                                                              ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for-

        Income taxes .................................................        $  3,209         $  2,983
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

3.     Marketable securities:

          The Company invests in marketable securities of highly rated financial institutions and investment grade debt instruments and limits the amount of credit exposure in any one entity. The Company has classified its marketable securities as "available for sale" and accordingly carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At June 30, 1998, the fair value of the Company's marketable securities approximated its cost.

4.     Inventories:

          Inventories consisted of the following:

                                                 September 30,           June 30,
                                                     1997                  1998
                                                 -------------           --------
Raw materials                                       $  943                $1,241
Work-in process                                        511                   507
Finished goods                                         291                   259
                                                    ------                ------
                                                    $1,745                $2,007
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

6.     Earning Per Share:

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which superceded Accounting Principles Board Opinion No. 15. This new standard replaces the computation of primary earnings per share with a new computation of "basic earnings per share". The Company has adopted this standard effective October 1, 1997. As a result, the Company's recorded earnings per share for the nine months ended June 30, 1997 were restated from $0.79 primary earnings per share to $0.81 basic earnings per share.

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


RESULTS OF OPERATIONS

    Net Sales. Net sales increased $903,000, or 11% to $9.0 million for the three months ended June 30, 1998 from $8.1 million for the three months ended June 30, 1997. Net sales of printheads decreased by approximately $120,000 or 3% in the three months ended June 30, 1998 as compared to the same quarter in the prior fiscal year due primarily to a reduction in printhead unit sales. Sales of ink products increased by $1.1 million or 39% in the three months ended June 30, 1998 as compared to the same quarter in the prior fiscal year due to the increased volume of ink sold. Net sales to international customers decreased by $431,000, or 18% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due to a decline in sales of approximately $359,000 to customers located in Europe.

    Net Sales. Net sales increased $2.8 million, or 12% to $ 25.1 million for the nine months ended June 30, 1998 from $22.4 million for the nine months ended June 30, 1997. Net sales of printheads increased by approximately $272,000 or 2% in the nine months ended June 30, 1998 as compared to the same period in the prior fiscal year due primarily to an increase in average selling price of printheads. Sales of ink products increased by $2.6 million or 31% in the nine months ended June 30, 1998 as compared to the same period in the prior fiscal year due to increased volume of ink sold. Net sales to international customers increased by $59,000, or 1% for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997.

    Gross Profit. Gross profit increased $546,000, or 11% to $5.7 million for the three months ended June 30, 1998 from $5.2 million for the three months ended June 30, 1997. Gross profit as a percentage of net sales decreased from 64.3% for the three months ended June 30, 1997 to 63.9% for the three months ended June 30, 1998. The decrease in gross profit as a percentage of net sales was due to higher average printhead costs.

    Gross Profit. Gross profit increased $1.5 million or 10% to $16.0 million for the nine months ended June 30, 1998 from $14.5 million for the nine months ended June 30, 1997. Gross profit as a percentage of net sales decreased from 64.8% for the nine months ended June 30, 1997 to 63.7% for the nine months ended June 30, 1998. The decrease in gross profit as a percentage of net sales was due to higher average printhead costs.

    Marketing and Selling Expenses. Marketing and selling expenses increased $170,000, or 29% to $747,000 for the three months ended June 30, 1998 from $580,000 for the three months ended June 30, 1997 due to the addition of sales personnel and associated recruiting cost. As a percentage of net sales, these expenses increased to 8.3% for the three months ended June 30, 1998 from 7.2% for the three months ended June 30, 1997.

    Marketing and Selling Expenses. Marketing and selling expenses increased $633,000, or 39% to $2.2 million for the nine months ended June 30, 1998 from $1.6 million for the nine months ended June 30, 1997 due to the addition of sales personnel and associated recruiting cost and travel expenses and increased advertising expenses. As a percentage of net sales, these expenses increased to 8.9% for the nine months ended June 30, 1998 from 7.2% for the nine months ended June 30, 1997.


    Research and Development Expenses. Research and development expenses increased $301,000, or 37% to $1.1 million for the three months ended June 30, 1998 from $813,000 for the three months ended June 30, 1997 due principally to the addition of engineering personnel and associated recruiting costs as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 12.4% for the three months ended June 30, 1998 from 10.1% for the three months ended June 30, 1997.

    Research and Development Expenses. Research and development expenses increased $675,000, or 31% to $2.9 million for the nine months ended June 30, 1998 from $2.2 million for the nine months ended June 30, 1997 due principally to the addition of engineering personnel and associated recruiting costs as well as increases in research project materials and supplies partially offset by a reduction in outside contract services. As a percentage of net sales, these expenses increased to 11.4% for the nine months ended June 30, 1998 from 9.8% for the nine months ended June 30, 1997.

    General and Administrative Expenses. General and administrative expenses increased $182,000, or 30% to $788,000 for the three months ended June 30, 1998 from $606,000 for the three months ended June 30, 1997. The increase in expenses is due to additional legal fees arising from the legal proceedings described in the Company's Form 10-Q for the quarter ended March 31, 1998, consulting fees and payroll expense. As a percentage of net sales, these expenses increased to 8.8% for the three months ended June 30, 1998 from 7.5% for the three months ended June 30, 1997.

    General and Administrative Expenses. General and administrative expenses increased $467,000, or 29% to $2.1 million for the nine months ended June 30, 1998 from $1.6 million for the nine months ended June 30, 1997. The increase in expenses is due to additional legal fees, consulting fees, training, and insurance expenses. As a percentage of net sales, these expenses increased to 8.3% for the nine months ended June 30, 1998 from 7.2% for the nine months ended June 30, 1997.

    Amortization of Intangibles. The amortization amounts for the excess of purchase price over the fair market value of net assets acquired and other intangibles decreased from $200,000 for the three months ended June 30, 1997 to $175,000 for the three months ended June 30, 1998 due to certain intangible assets becoming fully amortized.

    Amortization of Intangibles. The amortization amounts for the excess of purchase price over the fair market value of net assets acquired and other intangibles decreased from $600,000 for the nine months ended June 30, 1997 to $575,000 for the nine months ended June 30, 1998 due to certain intangible assets becoming fully amortized.

    Interest Income. Interest income was $289,000 for the three months ended June 30, 1998 as compared to $284,000 for the three months ended June 30, 1997.

    Interest Income. Interest income was $843,000 for the nine months ended June 30, 1998 as compared to $779,000 for the nine months ended June 30, 1997.

    Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 1998 was $1.2 million on income before income taxes of $3.2 million. The effective tax rate for the three months ended June 30, 1998 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

    Provision for Income Taxes. The provision for income taxes for the nine months ended June 30, 1998 was $3.4 million on income before income taxes of $9.1 million. The effective tax rate for the nine months ended June 30, 1998 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

BUSINESS ENVIRONMENT AND FUTURE RESULTS

    The industrial printing industry is highly competitive and the Company believes it will need to continue to develop new products and applications in order to remain competitive. Several of the Company's competitors are larger and have greater financial, research and development, marketing and other resources than the Company. For example Nu-Kote Holdings, Inc. released a piezoelectric printhead intended for use in industrial and other applications. Also, Markem Corporation has introduced a solid inkjet printer targeted for carton marking and coding applications. No assurance can be given that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not adversely affect its results of operations.

     The Company is aware that manufacturers of certain ink products are claiming that their inks could be utilized with certain of the Company's impulse ink jet printheads. Although the use of such other inks will void the Company's warranties on its printheads, and could, in the Company's judgment, result in inferior performance and permanent damage to its printheads, there can be no assurance that the introduction and sale of such other inks will not have a material adverse effect on the Company's financial condition or results of operations or that end users will continue to purchase their ink requirements from the Company. In December, 1997 the Company filed a civil action charging several such manufacturers with infringing two of the Company's patents (see "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31,
1998). This has resulted in counterclaims by two defendants that include patent invalidity and antitrust violations. No assurance can be given that the Company's litigation in this area will result in a favorable decision, or that any adverse decision on the counterclaims could not have a material adverse effect on the Company's results of operations.

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

    For the three months ended June 30, 1998, approximately 82% of the Company's net sales were to its top ten OEM customers, while approximately 35% of the Company's net sales for this period were to Marsh Company. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the three months ended June 30, 1998, approximately 73% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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



LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had working capital of $25.3 million compared to $23.5 million at September 30, 1997. At June 30, 1998, the Company has cash and cash equivalents of $19.4 million.

    The primary financing cash flows activity for the nine months ended June 30, 1998 was the purchase of treasury stock of $4.3 million. The major investing cash flow activities for the nine months ended June 30, 1998 included $889,000 in purchases of leasehold improvements and equipment. Cash flows from operations of $4.7 million results primarily from net income of $5.7 million plus depreciation and amortization of $925,000 offset by increases in inventories, accounts receivable and other assets. The Company also has a line of credit with Fleet Bank, which allows it to borrow up to $1,000,000. There were no borrowings under this line at June 30, 1998.

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

                           PART II. OTHER INFORMATION


                            ITEM 5. OTHER INFORMATION


          The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by stockholders of proposals intended to be represented at meetings of stockholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain stockholder proposals that the Company did not have notice of within a specified time period prior to the meeting. Due to the "advance notice" provisions contained in the Company's By-law's, the amendments relating to discretionary voting authority will not affect the timing or treatment of stockholder proposals intended to be presented at the Company's 1999 Annual Meeting of Stockholders.

          Thus, as disclosed in the Company's 1998 Proxy Statement, any stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company on or before September 2, 1998 to be eligible for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with such meeting. Any stockholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be received by the Company no later than November 15, 1998, nor prior to October 1, 1998, together with all supporting documentation required by the Company's By-laws.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

The following exhibits are filed as a part of this report:

      Exhibit Number            Title
      --------------            -----

           10.2 Consulting Agreement between the Company and R. Hugh Van Brimer dated as of July 1, 1998.

           10.8            Lease by and between Oskar G. Rogg and Trident, Inc.
                           for premises located at 1114 Federal Road, Brookfield, Connecticut dated as of June 30, 1998.

           10.9            Lease by and between Oskar G. Rogg and Trident, Inc.
                           for premises located at 1112 Federal Road, Brookfield, Connecticut dated as of June 30,1998.

           10.19 Employment agreement between the Company and J. Leo Gagne dated as of June 1, 1998.

           10.20 Letter of addendum to the leases for the premises located at 1114 Federal Road and 1112 Federal Road, Brookfield, Connecticut dated July 20, 1998.

           27.1            Financial Data Schedule.


b.     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 31, 1998
        -----------------

                                        Trident International, Inc.
                                        (Registrant)



                                        /S/ Elaine A. Pullen
                                        --------------------

                                        Elaine A. Pullen
                                        President and Chief Executive Officer



                                        /S/ J. Leo Gagne
                                        --------------------

                                        J. Leo Gagne
                                        Vice President and Chief
                                        Financial Officer