Form 10-K
period 1998-09-30
TRIDENT INTERNATIONAL INC
filed 1998-12-21
CIK 1005128

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended September 30, 1998

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 7, 1998 as reported on the Nasdaq National Market, was approximately $55,143,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On December 7, 1998 there were 6,464,639 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

    Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held in 1999.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                                                              PAGE
                                                                                                              ----
PART I

   Item  1:       Business..............................................................................       3
   Item  2:       Properties............................................................................       9
   Item  3:       Legal Proceedings.....................................................................       9
   Item  4:       Submission of Matters to a Vote of Security Holders...................................       9

PART II

   Item  5:       Market for the Registrant's Common  Stock and Related Stockholder Matters.............      11
   Item  6:       Selected Financial Data...............................................................      11
   Item  7:       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations........................................................................      13
   Item 7A:       Quantitative and Qualitative Disclosures About Market Risk............................      19
   Item  8:       Financial Statements and Supplementary Data...........................................      19
   Item  9:       Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..........................................................      19

PART III

   Item 10:       Directors and Executive Officers of the Registrant....................................      20
   Item 11:       Executive Compensation................................................................      20
   Item 12:       Security Ownership of Certain Beneficial Owners and Management........................      20
   Item 13:       Certain Relationships and Related Transactions........................................      20

PART IV

   Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................      21


Signatures .............................................................................................      24

                                     PART I

This Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Future Results."

ITEM 1: Business

COMPANY OVERVIEW

    Trident International, Inc. (hereafter, together with its consolidated subsidiaries referred to as the "Company" or "Trident") designs, manufactures and markets piezoelectric impulse ink jet subsystems including printheads, inks and other consumables, and related components for the industrial market. The Company's proprietary products are used for a variety of printing applications which require high speed, good print quality, durable equipment and the ability to change the printed text or pattern frequently. The Company's printing subsystems are marketed worldwide, primarily through approximately 75 original equipment manufacturer (OEM) customers that integrate them into computer-controlled, application-specific products which are then sold to end-users. The Company's contracts with its OEM customers also provide for ongoing sales by the Company of consumables, consisting principally of inks and printing subsystem components.

    The largest application in which the Company's products are used is carton coding, which involves printing directly onto shipping cartons. Carton coding systems which incorporate the Company's products allow end-users to print any combination of high quality text, bar codes, and graphics directly onto blank cartons as they move down an assembly or production line. The Company's products allow this information to be changed frequently, even carton by carton. This eliminates the need to maintain a substantial inventory of preprinted cartons or labels, while also reducing production time and costs and allowing for frequent changeover between products. Other current industrial applications for the Company's products include check coding, addressing and business forms imprinting, postal bar coding and stamp cancellation and garment pattern plotting. The Company also has products for use in printing date and batch codes onto items and primary packages.

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

    In the industrial market, the typical spacing between printed droplets is five to seven thousandths of an inch, which provides a resolution of 140 to 200 dots per inch. In these industrial applications, resolution greater than 200 dots per inch is generally not required, while speed, print distance and print area are often critical. By contrast, impulse ink jet printers developed for the office and home markets are required to generate images with 300 to 1200 dots per inch resolution, which creates a requirement for droplets which are substantially smaller than those produced by the Company's technology and which consequently cannot travel as far across air gaps to the printing surface. The higher resolution and smaller droplet volume typical of the printers developed for the office and home markets also reduce the printing speed when compared to the Company's printheads.

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

    The Company has released a new generation of Ultrajet products called the Ultrajet II. This product is available with 3, 6 and 11 orifices per channel configuration. It is available with V-300 and ScanTrue(TM) ink, a newly developed pigment based ink. The Company believes that the UltraJet II printhead has significant improvements over the Ultrajet. These improvements include faster speed, improved print quality and enhanced reliability.

    PixelJet(TM)

    The PixelJet printhead was launched in 1997. It has 64 channels for higher resolution printing and is available with one or two orifices per channel configuration. The subsystem is constructed from stainless steel and is therefore compatible with a wider range of ink chemistries. Initial applications of the PixelJet are for addressing, where higher resolution is required, as well as for textile applications.

    MicroCoder(TM)

    The MicroCoder printhead was also launched in 1997. It has 16 channels with two orifices per channel. The printhead is available with AllWrite A3000(TM) ink designed to print onto non-porous surfaces such as primary packages and industrial parts. The Company believes that the MicroCoder-AllWrite A3000 combination provides unique competitive features and will compete effectively with the more expensive and complex Continuous Ink Jet systems.

    Ink Products. The Company offers seven basic ink products: PostBrite, VersaPrint, FastDri, AllWrite, HiDef, JetWrite and ScanTrue.

     ScanTrue is a recently developed pigment based ink. This ink was designed to print UCC/EAN 128, I 2 of 5 and other tall bar codes on corrugated cartons. It supports high resolution printing for narrow bar width requirements and printing with greater edge definition. It has better light fastness and optical density than dye based inks. ScanTrue also minimizes ink bleed on porous surfaces.

    All inks except PostBrite (an ultraviolet fluorescent ink for postal bar coding) are offered in black. The Company's VersaPrint products are also available in red, blue and green colors. Most of the Company's inks are manufactured from oil or glycol liquids and are, therefore, non-volatile and non-toxic. Two exceptions are the FastDri and AllWrite inks which are formulated for semi-porous and non-porous printing surfaces and, therefore, require small quantities of volatile solvents to allow drying. While impulse ink jet ink for non-porous surfaces typically require maintenance at start-up following shut down periods of one or more hours, the AllWrite A3000 in combination with the Company's patented printhead pulsing technique does not require additional maintenance. The carton coding market uses mainly VersaPrint and HiDef inks which are entirely non-volatile. This property provides end-user customers with increased reliability, resulting in fewer production delays.

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

    Sales are divided into three regions: North America, Europe and the Far East. Sales for the years ended September 30, 1996, 1997, and 1998 to these three regions were as follows:

                                              TWELVE MONTHS ENDED SEPTEMBER 30,
                                                       (000'S OMITTED)
                                              ---------------------------------

                  Region                       1996          1997          1998
                  ------                     -------       -------       -------
                  North America              $17,994       $21,507       $24,082

                  Europe                       5,986         6,150         6,970

                  Far East                     1,945         2,626         1,780
                                             -------       -------       -------

                  Total                      $25,925       $30,283       $32,832
                                             =======       =======       =======

    All sales are denominated in US dollars.

    The Company believes that international use of impulse ink jet applications currently lags behind that of the U.S. The Company expects that the North American region will continue to be its largest due to the strength of domestic OEM customers, particularly those utilizing carton coding applications. European sales improved during Fiscal 1998 due to increased activity with one major customer and due to a European customer using Trident's products for stamp cancellation, which is growing ink sales in the region. The growing use of the

EAN128 bar code symbology in Europe is placing demands on the Company's products performance which the Company believes will be corrected with the Ultrajet II printhead and ScanTrue inks. Sales to the Far East are down due in part to the weak Asian economy. The Far East currently trails the rest of the world in utilization of impulse ink jet printing technologies. The Company believes, however, that the ability of systems using the Company's subsystems to print certain Asian language characters and the continuing industrialization of Far East/Pacific Rim countries will create additional demand for the Company's products in that region.

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

    During 1998, Andrew Borg joined the Company as Vice President of Worldwide Marketing and Sales. Mr. Borg has fifteen years of experience in digital image printing and processing.

    The sales organization is divided into the same three regions and each region is managed by a local business manager. The Company believes that this structure provides for optimum response and support to the local customer. The Company's largest sales region is North America where, in addition to the business manager, three application engineers respond to day-to-day customer needs. The business manager and one of the application engineers are located in Park Ridge, Illinois. The European business manager is located in Dublin, Ireland along with a Manager of Major Accounts. The Company's sales in the Far East are concentrated in Japan, where the Company employs a business manager and uses the services of one Japanese technical consultant. Sales inquiries are generally developed from word of mouth recommendations, product exhibits and advertisements. Senior managers of the Company are frequently involved with industry conferences, which also generate high visibility for the Company. The marketing department is responsible for sales to new customers and for developing an end-user identity for the Company. The marketing department is organized in three business groups. These groups are responsible for market development, product development, revenue growth and profitability with their respective industry group.

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

    The Company sells its products to approximately 75 OEM customers worldwide. Historically, the Company has not required its OEM customers to display the Trident label on their equipment and ink. Some customers sell ink with the Trident label. Others request the Company to manufacture ink with the OEM's label attached. The Company also allows customers to package the ink in their own containers in response to such customers' desires to differentiate themselves as much as possible from their competitors.

    During the years ended September 30, 1996, 1997, and 1998 sales to the following customers accounted for more than 10% of the Company's net sales:

                                                       Year Ended September 30,
                                                       ------------------------
                  Customer Name                        1996      1997      1998
                  -------------                        ----      ----      ----
                  Videojet Systems
                  International, Inc.*                    5%        6%       33%

                  Marsh Company*                         22%       23%       --

                  Foxjet, Inc.                           13%        9%       11%

                  BancTec, Inc.                          12%        8%        7%

    * Videojet Systems International, Inc. acquired Marsh Company in 1998.

    During the years ended September 30, 1996, 1997, and 1998, approximately 79%, 70% and 77%, respectively, of the Company's net sales were to its top ten customers.

    The Company enters into sales and license agreements with its OEM customers that provide the general terms on which sales of the Company's products will be made. These agreements typically license the OEM's to manufacture, use and sell equipment employing and including certain of the Company's proprietary technology. The OEM customers generally agree to assign to the Company any interest they obtain in any proprietary rights, including inventions and resulting patents and patent applications and confidential technical information, comprising improvements in or technology relating to the Company's technology. The sales and license agreements are non-exclusive in nature and of indefinite length but are terminable by either party upon material breach by the other party.

ENGINEERING, RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

    The Company conducts engineering development programs for the purpose of new product development, enhancing existing products and reducing manufacturing costs. The Company produces all designs on a computer aided drafting system and has invested in modeling software and other analytical tools. The engineering and research functions are divided between two departments. The research department concentrates on fundamental improvements in the Company's understanding of the technology and in producing computer simulations of new concepts to rapidly evaluate and optimize performance without requiring physical prototypes to be made. The Company's research is performed primarily by its own staff, although, outside development consultants are occasionally employed. The engineering development department includes multiple disciplines for the development of printheads, ink systems, inks and electronics printed circuit boards. The Company has entered into a strategic alliance with Xennia Technology, Ltd., (Xennia), a leading developer of ink for industrial and commercial ink jet printing, under which Xennia will develop proprietary ink formulations exclusively for the Company in industrial applications. The Company expended approximately $2,326,000, $3,027,000, and $4,142,000 for research and development during the years ended September 30, 1996, 1997, and 1998, respectively.

    The Company's research and development objectives are to fully exploit the benefits of its technology by creating computer models in order to design products which increase the travel distance of the ink droplets through the air, increase the frequency and velocity of droplet generation, increase channel density and lower production costs through the use of innovative designs and materials. The Company believes that its technology offers significant benefits over other impulse ink jet technologies and that further advancements are achievable.

    The Company operates under a patent portfolio covering its printheads, ink delivery systems and inks. In addition to the Company's own patent applications, the Company has an exclusive license from Dataproducts Corporation (Dataproducts) to Dataproducts' rights and certain patents relating to liquid inks and impulse ink jet printing (the Dataproducts License) within the "industrial marking field". The technology used by the Company under the Dataproducts License is integral to the Company's impulse ink jet products. Several of the patents relating to this technology expire over the next four to seven years. The Dataproducts License provides the Company with the right to use Dataproducts' liquid ink technology, which rights are generally exclusive in industrial markets, and nonexclusive in the general or office printing market. The areas of preprinted documents and wide format liquid ink printing are shared with Dataproducts.

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

BACKLOG

    The order backlog as of September 30, 1998 was approximately $4.9 million compared with $8.9 million as of September 30, 1997. This decrease is due principally to a major customer changing its order policy from a twelve month purchase order to 90 day purchase orders. Backlog consists of purchase orders scheduled for shipment within 12 months following the order date. Purchasers of standard products may generally cancel or reschedule orders without significant penalty and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales.

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

    Competition in the Company's other applications is primarily from other ink jet printing technologies. An example is the use of continuous ink jet systems in the addressing and imprinting market which are manufactured by Scitex Digital Printing, Inc. and Videojet Systems International, Inc. Other examples are the use of bubble jet systems manufactured by Hewlett Packard for addressing and solid ink piezo based systems manufactured by Markem, Inc. for carton coding.

    The Company is aware that Nu-Kote Holdings, Inc. (Nu-kote) has acquired a new ink jet technology and has released a piezoelectric impulse ink jet printhead for industrial and other applications. This printhead is being used for applications for which the Company currently manufactures and markets ink jet subsystems. It is unclear how much market penetration this printhead will achieve, although it is anticipated that the price of this printhead will be substantially lower than the price of comparable Trident printheads. In November,

1998, Nu-kote and certain of its subsidiaries filed for protection from creditors under Chapter 11 of the Federal Bankruptcy law. It is unclear how this filing may affect the commercialization of this printhead.

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

EMPLOYEES

    As of September 30, 1998, Trident had 150 full time employees including temporary direct employees. Of these employees, 17 were in sales and marketing, 37 were in engineering and research and development, 15 were in administration and finance, 2 in facilities, 31 in production overhead and 48 were factory direct employees. None of the Company's employees are represented by a labor union. The Company believes its relationships with its employees are good.

ITEM 2: PROPERTIES

    Trident's main facility consists of approximately 35,000 square feet of leased space in Brookfield, Connecticut, divided between two buildings. One of the buildings in Brookfield is occupied by sales and marketing, engineering and research and development, and ink production. The other building is occupied by administration and finance, production and production support. The leases expire in 2003. The buildings are in good condition and have been extensively remodeled by the Company to accommodate new processes and the growth in employees. The Company has rented an additional 12,000 square feet of leased space in Brookfield, Connecticut and is currently planning the renovation of this space for ink production. This lease expires in 2003. The Company also rents 6,000 square feet of additional office and research and development space in New Milford, Connecticut. The Company has a European office located in Dublin, Ireland and a Midwest office located in Park Ridge, Illinois. The Company believes it will have sufficient operating facilities for the foreseeable future. One of the buildings currently leased by the Company in Brookfield is located on property that may require remediation due to releases of hazardous substances in prior operations by a previous occupant. The site investigation and remediation, if needed, is subject to the Property Transfer Act program administered by the Connecticut Department of Environmental Protection.

ITEM 3:  LEGAL PROCEEDINGS

    In December, 1997, the Company filed a civil action in the U.S. District Court for the Southern District of Illinois charging Applied Technology Group of Belleville, Illinois, AP Products, Inc. of Deer Park, New York, Renewable Resources, Inc. of Deer Park, New York and Franklin, Tennessee and Independent Ink, Inc. of Gardena, California with infringing two of the Company's patents. Renewable Resources, Inc., Applied Technology Group and Independent Ink have asserted claims against the Company for a declaration of noninfringement and patent invalidity and unenforceability while also alleging violations of the antitrust laws and unfair and fraudulent business practices relating to the Company's sales of ink products.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists the names, ages and positions held with the Company of all executive officers of the Registrant as of December 7, 1998. There were no family relationships between any director or executive officer of the Company.

              NAME                       AGE                                 POSITION
              ----                       ---                                 --------
       Elaine A. Pullen ..........       44       President, Chief Executive Officer and Chief Operating Officer
       J. Leo Gagne ..............       42       Vice President and Chief Financial Officer
       Robert L. Rogers ..........       44       Vice President of Research
       Andrew S. Borg.............       44       Vice President of  Worldwide Marketing and Sales

    ELAINE A. PULLEN joined the Company as President and Chief Operating Officer in August 1994. She has been President since that time and, in addition, has served as a director and Chief Executive Officer since April 1, 1995. Prior to joining the Company, Ms. Pullen served as a director of Linx Printing Technologies, PLC ("Linx") from September 1992 to August 1994, where she also served as Business Operations Director from February 1994 to August 1994 and as Engineering Director from September 1992 to February 1994. Prior to that, Ms. Pullen served as President of Linx USA from 1991 to 1992, and as Vice President of Applied Research and Engineering of Videojet Systems International, Inc. from 1988 to 1991. Ms. Pullen holds a B.S. in Applied Physics from the British Institute of Physics. She has 25 years of experience in research and development, marketing and operations management in the ink jet printing field.

    J. LEO GAGNE joined the Company as Vice President and Chief Financial Officer in February, 1996. Prior to joining the Company, Mr. Gagne served as Director - Enterprise Group of the Hartford office of Arthur Andersen LLP, where he was employed since 1977. Mr. Gagne is a Certified Public Accountant and holds a B.S. in Accounting from the University of Connecticut.

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

    ANDREW S. BORG joined the Company in May 1998. Prior to joining the Company, Mr. Borg served as Director of Corporate Communications Worldwide, and Director of Marketing for Electronics for Imaging, Inc. from June 1996 to April 1998. Mr. Borg served as Industry Marketing Manager, Digital Trade Services for Scitex America Corporation form Marsh 1995 to June 1996. He was the Senior Director, Strategic and Product Marketing for Splash Technologies, Inc. (formerly ColorAge Inc.) from January 1993 to February 1995. Prior to that, Mr. Borg held a variety of marketing positions at DuPont Printing and Publishing, E. I. Du Pont de Nemours and Co., and Crosfield Electronics, Inc. Mr. Borg holds a Bachelor of Arts degree with honors from Harvard College and a Master of Communication Arts from the New York Institute of Technology. He is 44 years old.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the Nasdaq symbol "TRDT".

The following table set forth, for the periods indicated, the high and low closing sales prices for the Common Stock on such market:

                                                                                High         Low
                                                                                ----         ---
            1997:
                 First quarter ...........................................      20.00       16.00
                 Second quarter..........................................       24.00       14.88
                 Third quarter ...........................................      24.75       17.25
                 Fourth quarter..........................................       18.00       14.13
             1998:
                 First quarter............................................      17.38       11.75
                 Second quarter...........................................      16.75       12.13
                 Third quarter............................................      18.38       14.50
                 Fourth quarter...........................................      17.50        8.38

    At December 7, 1998, the Company had 27 holders of record of its Common Stock, although the Company believes that the number of beneficial owners of its Common Stock as of that date was substantially greater. There were 6,464,639 shares of Common Stock outstanding on December 7, 1998.

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

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               PRO FORMA
                                                              COMBINED (1)                       THE COMPANY
                                                              ------------   -----------------------------------------------------

                                                                FOR THE
                                                               12 MONTHS
                                                                 ENDED                            FISCAL YEAR
                                                             SEPTEMBER 30,   -----------------------------------------------------
                                                                 1994          1995           1996           1997           1998
                                                               --------      --------       --------       --------       --------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
    Net sales ...........................................      $ 12,493      $ 17,330       $ 25,925       $ 30,283       $ 32,832
    Cost of sales .......................................         5,853         6,604          9,392         10,818         11,914
                                                               --------      --------       --------       --------       --------
    Gross profit ........................................         6,640        10,726         16,533         19,465         20,918
                                                               --------      --------       --------       --------       --------
    Operating expenses:
       Marketing and selling ............................           701           912          1,415          2,358          2,865
       Research and development .........................         1,078         1,317          2,326          3,027          4,142
       Write-off of in-process research and
            development .................................            --            --          3,052             --             --
       General and administrative .......................         1,137         1,580          2,405          2,134          2,973
       Amortization of intangibles ......................           486           802            800            802            751
       Amortization of deferred compensation ............            --         1,183            443             --             --
                                                               --------      --------       --------       --------       --------
    Total operating expenses ............................         3,402         5,794         10,441          8,321         10,731
                                                               --------      --------       --------       --------       --------
    Operating income ....................................         3,238         4,932          6,092         11,144         10,187
    Interest (income) expense, net ......................           482         1,845            241         (1,072)        (1,138)
    Other expense, net ..................................            --            --             --             --            207
    Redeemable warrant interest charge ..................            --         4,561          1,710             --             --
                                                               --------      --------       --------       --------       --------
    Income (loss) before income taxes ...................         2,756        (1,474)         4,141         12,216         11,118
    Provision for income taxes ..........................         1,280         1,965          2,752          4,703          4,052
                                                               --------      --------       --------       --------       --------
    Net income (loss) before extraordinary item .........         1,476        (3,439)         1,389          7,513          7,066
    Extraordinary item (net of  income tax benefit of
        $1,253) .........................................            --            --         (1,803)            --             --
                                                               --------      --------       --------       --------       --------
    Net income (loss) ...................................      $  1,476      $ (3,439)      $   (414)      $  7,513       $  7,066
                                                               ========      ========       ========       ========       ========
 CONSOLIDATED BALANCE
   SHEET DATA:
    Working capital .....................................      $  2,103      $  3,232       $ 21,056       $ 23,518       $ 26,603
    Total assets ........................................        20,967        23,133         38,331         40,907         43,340
    Total long-term debt ................................        14,738        12,361             --             --             --
    Redeemable common stock warrants ....................            --         4,561             --             --             --
    Redeemable preferred stock ..........................         3,123         3,311             --             --             --
    Stockholders' equity (deficit) ......................         1,072        (1,311)        35,962         37,889         40,589

    (1) The pro forma combined statement of operations data for the 12 months ended September 30, 1994 represents the Predecessor's results from October 1, 1993 through June 23, 1994, and the Company's results from inception (June 24, 1994) through September 30, 1994, and does not purport to represent the results of operations as if Trident International, Inc.'s acquisition of the Predecessor (the "1994 Acquisition") occurred on September 30, 1993. This information is presented to provide more meaningful period to period comparisons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Predecessor (the "Predecessor") refers to Trident, Inc., the Company's operating subsidiary prior to its acquisition on June 24, 1994 from Porelon, Inc. ("Porelon"), a wholly owned subsidiary of Johnson Worldwide Associates, Inc. ("JWA").

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

     In February 1996, the Company completed the initial public offering of its common stock which provided proceeds, after underwriting discounts and commissions, of $28.3 million. The Company incurred certain significant charges relating to the 1994 Acquisition from the beginning of fiscal year 1996 through the consummation of the offering. The Company incurred charges of $4.2 million, net of related income tax benefits, comprised of $2.1 million of recurring charges which were expensed through consummation of the offering and did not recur thereafter, and $2.1 million of extraordinary or non-recurring charges which were expensed at the closing of the offering. The Company used approximately $10.8 million to repay the outstanding indebtedness under its credit facility and $4.5 million to retire all of the $5.0 million in principal amount of the zero coupon notes issued by the Company for $1.9 million in connection with the 1994 Acquisition. The remaining net proceeds were used for working capital and general corporate purposes. As a result of the offering, the Company incurred extraordinary charges to earnings for approximately $2.2 million of unamortized original issue discount and approximately $898,000 of unamortized financing costs relating to the credit facility and the zero coupon notes. The Company also recognized a non-recurring charge of approximately $438,000, representing the unamortized portion of the cost of the consulting agreement as of the offering date, which was terminated at the time of the offering. Collectively, these items resulted in extraordinary or non-recurring charges to earnings of approximately $2.1 million, net of related income tax benefits, at the time of the offering.

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

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenues for the years ended September 30, 1996, 1997, and 1998:

                                                                       YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------
                                                                     1996        1997        1998
                                                                    ------      ------      ------
             Net sales .........................................     100.0%      100.0%     100.0 %
             Cost of sales .....................................      36.2        35.7        36.3
                                                                    ------      ------      ------
             Gross profit ......................................      63.8        64.3        63.7
                                                                    ------      ------      ------
             Operating expenses:
                  Marketing and selling ........................       5.4         7.8         8.7
                  Research and development .....................       9.0        10.0        12.6
                  Write-off of purchased in-process research
                  and development ..............................      11.8          --          --
                  General and administrative ...................       9.3         7.1         9.1
                  Amortization of intangibles ..................       3.1         2.6         2.3
                  Amortization of deferred compensation ........       1.7          --          --
                                                                    ------      ------      ------
             Total operating expenses ..........................      40.3        27.5        32.7
                                                                    ------      ------      ------
             Operating income ..................................      23.5        36.8        31.0
             Interest (income) expense, net ....................       0.9        (3.5)       (3.5)
             Other (income) expense, net .......................        --          --         0.6
             Redeemable warrant interest charge ................       6.6          --          --
                                                                    ------      ------      ------
             Income (loss) before income taxes .................      16.0        40.3        33.9
             Provision for income taxes ........................      10.6        15.5        12.4
                                                                    ------      ------      ------
             Net income (loss) before extraordinary item .......       5.4        24.8        21.5
             Extraordinary item ................................      (7.0)         --          --
                                                                    ------      ------      ------
             Net income (loss) .................................      (1.6)%      24.8%       21.5%
                                                                    ======      ======      ======

    Fiscal 1998 Compared to Fiscal 1997.

    Net Sales. Net sales increased $2.6 million, or 8.4% to $32.8 million in Fiscal 1998 from $30.3 million in Fiscal 1997. Printhead sales decreased by approximately $1.0 million due to a decrease in printhead unit volume of 7.8%. This decrease was partially offset by a 1.8% increase in average selling price per printhead. Sales of ink products increased by 29.5% in Fiscal 1998 as compared to Fiscal 1997 due to a 32.5% increase in the unit volume of ink. This was partially offset by a reduction in ink average selling price of 2.2% as customers obtained volume discounts. Net sales to international customers decreased $27,000 or less than 1% in Fiscal 1998. This decline resulted from a decrease in direct sales to Asian customers of 32.2% offset by a 13.3% increase in direct sales to European customers.

    Gross Profit. Gross profit increased by $1.5 million, or 7.5%, to $20.9 million in Fiscal 1998 from $19.5 million in Fiscal 1997. Gross profit as a percentage of net sales decreased from 64.3% in Fiscal 1997 to 63.7% in Fiscal 1998. The decrease in gross profit as a percentage of sales was due to increased average unit cost of the Company's printhead products partially offset by higher average selling price per printhead and a higher percentage of ink revenue.

    Marketing and Selling Expenses. Marketing and selling expenses increased $507,000, or 21.5% to $2.9 million in Fiscal 1998 from $2.4 million in Fiscal 1997 due to an increase in salaries, recruiting, relocation, travel expenses and marketing literature. As a percentage of net sales, these expenses increased to 8.7% in Fiscal 1998 from 7.8% in Fiscal 1997. The Company believes that marketing and selling expenses will continue to increase in both dollar terms and as a percentage of net sales as the Company introduces new products, opens new markets and increases end user awareness.

    Research and Development Expenses. Research and development expenses increased $1.1 million, or 36.8%, to $4.1 million in Fiscal 1998 from $3.0 million in Fiscal 1997. As a percentage of net sales, these expenses increased to 12.6% in Fiscal 1998 from 10.0% in Fiscal 1997 due to the increases in engineering and research and development spending to develop new technologies and products. The increase was due to increases in payroll expense and associated materials and tools expenses.

    General and Administrative Expenses. General and administrative expenses increased $839,000, or 39.3%, to $3.0 million in Fiscal 1998 from $2.1 million in Fiscal 1997. As a percentage of net sales, these expenses increased to 9.1% in Fiscal 1998 from 7.1% in Fiscal 1997. The increase was principally due to higher legal fees due to the Company's initiation of a patent infringement suit against certain third party ink suppliers. Other increases were attributable to increases in payroll, recruiting, professional fees and insurance.

    Amortization of Intangibles and Amortization of Deferred Compensation. Amortization of the excess of purchase price over the fair value of net assets acquired and other intangibles decreased $51,000, or 6.4%, to $751,000 in Fiscal 1998 from $802,000 in Fiscal 1997. The decrease was due to certain intangibles becoming fully amortized.

    Interest (Income) Expense, net. Net interest income was $1.1 million for Fiscal 1998 and 1997, respectively.

    Provision for Income Taxes. The effective tax rate for Fiscal 1998 was 36.4% compared to an effective tax rate for Fiscal 1997 of 38.5%. The effective tax rate for 1998 decreased due principally to increased research and development tax credits. The effective tax rate for Fiscal 1998 differed from the statutory rate principally due to state income taxes and the non-deductibility of amortization costs related to the excess of purchase price over fair value of assets acquired and tax credits.

    Fiscal 1997 Compared to Fiscal 1996.

    Net Sales. Net sales increased $4.4 million, or 17% to $30.3 million in Fiscal 1997 from $25.9 million in Fiscal 1996. Approximately $1.1 million of the increase in net sales was due to a 7.2% increase in average selling price per printhead unit due to a change in product mix to the higher priced Ultrajet 256/32 printhead. This was partially offset by a 2.2% decrease in unit volume sales. In certain cases, one Ultrajet 256/32 printhead replaces two printheads of other configurations. Sales of ink products increased 39% in Fiscal 1997 as compared to Fiscal 1996 due to a 55.0% increase in the unit volume of ink as the installed base of printheads expanded during the year. This was partially offset by a reduction of average selling price of 10.4% as customers obtained higher volume discounts. Net sales to international customers increased by $845,000 or 10.7%,in Fiscal 1997.

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

Business Environment and Future Results.

    The industrial printing industry is highly competitive and the Company believes it will need to continue to develop new products and applications in order to remain competitive. Several of the Company's competitors are larger and have greater financial, research and development, marketing and other resources than the Company. For example, Nu-Kote Holdings, Inc. released a piezoelectric printhead intended for use in industrial printing and other applications. Also, Markem Corporation has introduced a solid ink jet printer targeted for carton marking and coding applications. No assurance can be given that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not adversely affect its results of operations.

     The Company is aware that manufacturers of certain ink products are claiming that their inks could be utilized with certain of the Company's impulse ink jet printheads. Although the use of such other inks will void the Company's warranties on its printheads, and could, in the Company's judgement, result in inferior performance and permanent damage to its printheads, there can be no assurance that the introduction and sale of such other inks will not have a material adverse effect on the Company's financial condition or results of operation or that end users will continue to purchase their ink requirements from the Company. In December, 1997, the Company filed a civil action charging several such manufacturers with infringing two of the Company's patents (see "ITEM 3: Legal Proceedings"). This has resulted in counterclaims by two defendants that include patent invalidity and antitrust violations. No assurance can be given that the Company's litigation in this area will result in a favorable decision, or that any adverse decision on the counterclaims would not have a material adverse effect on the Company's results of operations.

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

    New products could also have the effect of decreasing customer demand for the Company's current products. Although the Company historically has not experienced any material adverse impact on its business attributable to delays in the introduction of new products, there can be no assurance that delays will not occur in the future. The Company expects a component of its growth strategy to be the acquisition of new technologies, whether through entering into licensing arrangements, acquiring businesses owning desirable technology, or otherwise. An example of this is the solid ink jet printing technology. There can be no assurance that the Company's investments in new technologies, including solid ink, will lead to the successful development of new products.

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

    For the year ended September 30, 1998, approximately 77% of the Company's net sales were to its top ten OEM customers, while approximately 33% of the Company's net sales for this period were to Videojet Systems International, Inc. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the year ended September 30, 1998, approximately 69% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Liquidity and Capital Resources. At September 30, 1998, the Company had working capital of $26.6 million compared to $23.5 million at September 30, 1997. At September 30, 1998, the Company had cash and marketable securities of $20.4 million. The primary investing and financing cash flows activities for the year ended September 30, 1998 were the purchase of marketable securities of $1.8 million and the purchase of treasury stock of $4.4 million, respectively. Cash flows from operations of $6.1 million results primarily from net income of $7.1 million plus depreciation and amortization of $1.2 million less increases in current assets. The Company has a working capital line of credit with Fleet Bank which allows it to borrow up to $1,000,000. In addition, the Company has an acquisition line of credit with Fleet Bank which allows it to borrow up to $10,000,000. There were no borrowings under these lines at September 30, 1998.

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

    Year 2000 Compliance. The "Year 2000" (or "Y2K") issue affects computer and information technology ("IT") systems, as well as non-IT systems which may include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate inaccurate data or cause a system to fail, resulting in business interruption. The Company is currently developing a plan to provide measured assurances that its computer and IT-systems, non-IT systems, including instruments and equipment, and those of third parties which have a material relationship with the Company are or will be Y2K compliant.

    The Company expects to complete in January, 1999 a comprehensive inventory and assessment of its existing IT and non-IT systems and those of third parties, as well as planned and anticipated systems, and third parties' services which the Company may purchase or use. Assessment will include identifying critical systems - internal and external (including third parties) - in order to formulate a remediation and verification plan. The Company currently believes that remediation and verification, which includes obtaining written assurances from key vendors and suppliers, as well as testing, will be completed by March 31, 1999.

    The Company believes, based on preliminary information, that the costs associated with remediation and verification to become Y2K compliant will not have a material adverse impact on the Company's financial position, results of operations, or cash flow. In the event that the Company's Y2K compliance plan is not successfully implemented, the Company may experience temporary disruptions of the Company's operations - presuming broad Y2K compliance by general services providers such as utilities, telephone, data transfer, and other government and private entities. While the Company has not yet developed contingency plans for such events, the Company expects to prepare such plans by March, 1999.

    Although the Company has taken steps to address the Y2K problem, there can be no assurance that the failure of the Company and/or its material third parties to timely attain Y2K compliance or that the failure and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the Company. Further, there can be no assurance that the costs associated with achieving such compliance or any failure to become Y2K compliant will not be material to the Company's financial position, its results of operations, or its cash flows.

    The Company's discussion above regarding Y2K compliance contains several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the Company's expectations as to the approximate time of completion of (i) the inventory and assessment stage, (ii) the remediation and verification stage, and (iii) its contingency plan, as well as the Company's estimates of the costs involved in achieving Y2K compliance. The actual results of the Company's Y2K compliance efforts could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include the availability of Y2K compliant replacement software and hardware as well as qualified personnel and other information technology resources and the actions of third parties and governmental agencies with respect to Y2K issues.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company sells products to customers located in Europe and the Far East. All of these sales are denominated in U.S. dollars. In addition, the Company has never entered into any derivative or other transactions for speculative purposes.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements and notes thereto are included elsewhere in the report on Form 10-K as follows:

  Report of Independent Public Accountants...............................................................    F-1
  Consolidated Balance Sheets at September 30, 1997 and 1998.............................................    F-2
  Consolidated Statements of Operations for the three years ended September 30, 1996,
    1997, and 1998.......................................................................................    F-3
  Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended
    September 30, 1996, 1997, and 1998...................................................................    F-4
  Consolidated Statements of Cash Flows for the three years ended September 30, 1996,
    1997, and 1998.......................................................................................    F-5
  Notes to Consolidated Financial Statements.............................................................    F-6

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in Trident's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Proxy Statement.

    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements - See Item 8 of Part II.

     (2)  Financial Statement Schedules- See Item 8 of Part II.

     (3)  Exhibits - See Exhibit Index at pages 22 and 23 of this Form 10-K.

  (b) Reports on Form 8-K - On September 21, 1998 the Company filed a Current Report on Form 8-K for the purposes of filing a press release the Company had issued on September 9, 1998 announcing estimated results for the quarter ended September 30, 1998.

    EXHIBIT INDEX

Exhibit
Number                                             Description

       3.1 Third Amended and Restated Certificate of Incorporation of Trident International, Inc. (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months ended March 31, 1996)

       3.2 Form of Amended and Restated By-laws of Trident International, Inc. (incorporated herein by reference to the Form 10-Q for the three months ended March 31, 1996)

       4.1 Specimen certificate for shares of Common Stock, $.01 par value of the Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-80549) ("Registration Statement"))

       4.2 Warrant to Purchase 235,192 Shares of Common Stock of the Company dated as of June 24, 1994 (incorporated herein by reference to the Registration Statement)

       4.3 Registration Rights Agreement by and among Trident Holding Corp., the Management Investors, the Brean Murray Investors, the West Point Investors, the TA Investors, and Nations Financial Capital Corporation dated June 24, 1994 (incorporated herein by reference to the Registration Statement)

       10.1 Employment Agreement between the Company and Elaine A. Pullen dated as of November 1, 1997 (incorporated herein by reference to the form 10-Q for the three months ended December 31, 1997.)

       10.2 Consulting Agreement between the Company and R. Hugh van Brimer dated as of July 1, 1998 (incorporated herein by reference to the form 10-Q for the three months ended June 30, 1998.)

       10.3 Stock Purchase and Restriction Agreement by and between the Company and Elaine A. Pullen dated as of October 27, 1994 (incorporated herein by reference to the Registration Statement)

       10.4 Memorandum of Understanding by and between Trident, Inc. and Micropore, Inc. dated as of May 24, 1994 (incorporated herein by reference to the Registration Statement)

       10.5 License Agreement by and between Dataproducts Corporation and Trident, Inc. dated as of March 17, 1989 (incorporated herein by reference to the Registration Statement)

       10.6 Letter Amendment by and between Dataproducts Corporation and Trident, Inc. dated as of January 5, 1994 (incorporated herein by reference to the Registration Statement)

       10.7 Amendment to License Agreement by and between Dataproducts Corporation and Trident, Inc. dated as of March 17, 1989, effective as of December 1, 1992 (incorporated herein by reference to the Registration Statement)

       10.8 Lease by and between Oskar G. Rogg and Trident, Inc. for premises at 1114 Federal Road, Brookfield, Connecticut dated as of June 30, 1998 incorporated herein by reference to the form 10-Q for the three months ended June 30, 1998.

       10.9 Lease by and between Oskar G. Rogg and Trident, Inc. for premises at 1112 Federal Road, Brookfield, Connecticut dated as of June 30, 1998 incorporated herein by reference to the form 10-Q for the three months ended June 30, 1998.

       10.10 Third Amended and Restated 1994 Stock Option and Grant Plan (incorporated herein by reference to the Form 10-Q for the three months ended December 31, 1997.)

       10.11 Sales and License Agreement between Marsh Company and Trident, Inc. dated as of July 28, 1993 (incorporated herein by reference to the Registration Statement)

       10.12 Sales and License Agreement between Foxjet, Inc. and Trident, Inc. dated as of February 20, 1991 (incorporated herein by reference to the Registration Statement)

       10.13 Ink Jet Printer OEM Kit Agreement between BancTec, Inc. and Dataproducts, Corp. as assigned to Trident, Inc. on March 17, 1989 (incorporated herein by reference to the Registration Statement)

     **10.14 Arrangements for the Purchase and Supply of Inks with Porelon Group dated August 7, 1996 (incorporated herein by reference to the Company's amended annual report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Form 10-K/A"))

       10.15 Patent License Agreement dated March 15, 1996 between the Company and Dataproducts Corporation (incorporated herein by reference to the Form 10-Q for the three months ended March 31, 1996.)

       10.16 Lease by and between Oskar G. Rogg and Trident, Inc. for Premises at 1112 and 1114 Federal Road, Brookfield, Connecticut dated as of August 6, 1997 (incorporated herein by reference to the Company's annual report on form 10-K for the fiscal year ended September 30, 1997.)

       10.17 Lease by and between Robert and Laura E. Lore and Trident, Inc. for Premises at 129 Danbury Road, New Milford, Connecticut dated as of October 23, 1997 (incorporated herein by reference to the Company's annual report on form 10-K for the fiscal year ended September 30, 1997).

      *10.18 Credit Agreement, Replacement Revolving Loan Note, and Continuing Guaranty Agreement between Fleet Bank and the Company dated July 31, 1998.

       10.19 Employment Agreement between the Company and J. Leo Gagne dated as of June 1, 1998 (incorporated herein by reference to the Form 10-Q for the three months ended June 30, 1998).

       10.20 Letter of addendum to the leases for the premises located at 1114 Federal Road and 1112 Federal Road, Brookfield, Connecticut dated July 20, 1998 (incorporated herein by reference to the form 10-Q for the three months ended June 30, 1998).

       *10.21 Lease by and between Thomas G. Taylor, John D. Gerrasoni, and
              Gordon E. Tayler, doing business as Modern Realty Associates and the Company for Premises located at 1120 Federal Road, Brookfield, Connecticut dated as of August 25, 1998.

       *21.1  Schedule of Subsidiaries of Registrant

       *23.1  Consent of Arthur Andersen LLP

       *27    Financial Data Schedule


    *Filed herewith

    ** Certain portions of this document have been omitted pursuant to a grant of confidential treatment from the Securities and Exchange Commission ("the Commission"). The omitted portions have been filed separately with the Commission.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               Trident International, Inc.
                                                       (Registrant)

    Dated:   December 21, 1998     By:        /s/  Elaine A. Pullen
                                       -----------------------------------------
                                                   Elaine A. Pullen
                                          President & Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                        TITLE                               DATE
       ---------                        -----                               ----
/s/ R. Hugh Van Brimer               Director and                    December 21, 1998
------------------------        Chairman of the Board
   (R. Hugh Van Brimer)

                                     President,
 /s/ Elaine A. Pullen         Chief Executive Officer                December 21 , 1998
-----------------------             and Director
    (Elaine A. Pullen)      (Principal Executive Officer)

                                    Vice President
   /s/ J. Leo Gagne          and Chief Financial Officer             December 21, 1998
-----------------------       (Principal Financial and
      (J. Leo Gagne)             Accounting Officer)

/s/ Robert S. Anderson                 Director                      December 21, 1998
-----------------------
   (Robert S. Anderson)

 /s/ Russell Greenberg                 Director                      December 21, 1998
-----------------------
    (Russell Greenberg)

/s/ Michael K. Lorelli                 Director                      December 21, 1998
-----------------------
   (Michael K. Lorelli)

   /s/ Norman Norris                   Director                      December 21, 1998
-----------------------
      (Norman Norris)

   /s/ John R. Webb                    Director                      December 21, 1998
-----------------------
      (John R. Webb)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Trident International, Inc.:

    We have audited the accompanying consolidated balance sheets of Trident International, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trident International, Inc. and subsidiaries as of September 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


                                       /s/  Arthur Andersen LLP
                                       ARTHUR ANDERSEN LLP

Hartford, Connecticut
October 29, 1998

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000'S OMITTED)

                                                                                   SEPTEMBER  30,
                                                                                   --------------
                                                                                 1997         1998
                                                                                 ----         ----
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ................................................   $ 7,065     $ 5,887
 Marketable securities ....................................................    12,728      14,541
 Accounts receivable, net of allowance for doubtful accounts of $300,000
    in 1997 and 1998 ......................................................     4,385       5,283
 Inventories ..............................................................     1,745       2,103
 Deferred income taxes ....................................................       465         464
 Other current assets .....................................................       148       1,076
                                                                              -------     -------
        Total current assets ..............................................    26,536      29,354
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net .................................     1,924       2,538
DEFERRED INCOME TAXES .....................................................       704         457
INTANGIBLE ASSETS, net ....................................................    11,743      10,991
                                                                              -------     -------
                                                                              $40,907     $43,340
                                                                              =======     =======
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ........................................................   $ 1,540     $ 1,336
  Accrued expenses ........................................................     1,067       1,049
  Income taxes payable ....................................................       411         366
                                                                              -------     -------
        Total current liabilities .........................................     3,018       2,751
                                                                              -------     -------
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; 30,000,000 shares authorized; 7,167,981 and
    7,180,939 shares issued and outstanding at September 30, 1997 and
    1998, respectively ....................................................        72          72
  Additional paid-in capital ..............................................    40,146      40,216
  Retained earnings .......................................................     3,346      10,412
                                                                              -------     -------
                                                                               43,564      50,700
  Less - Treasury stock at cost, 345,000 shares in 1997 and 646,600 in 1998     5,675      10,111
                                                                              -------     -------
        Total stockholders equity .........................................    37,889      40,589
                                                                              -------     -------
                                                                              $40,907     $43,340
                                                                              =======     =======


              The accompanying notes are an integral part of these consolidated financial statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                                  -------------------------

                                                                             1996            1997           1998
                                                                             ----            ----           ----

NET SALES .............................................................   $    25,925    $    30,283    $    32,832
COST OF SALES .........................................................         9,392         10,818         11,914
                                                                          -----------    -----------    -----------
      Gross profit ....................................................        16,533         19,465         20,918
                                                                          -----------    -----------    -----------
OPERATING EXPENSES:
      Marketing and selling ...........................................         1,415          2,358          2,865
      Research and development ........................................         2,326          3,027          4,142
      Write-off of purchased in-process research and development ......         3,052             --             --
      General and administrative ......................................         2,405          2,134          2,973
      Amortization of excess of purchase price over the fair value of
      net assets acquired and other intangibles........................           800            802            751
      Amortization of deferred compensation ...........................           443             --             --
                                                                          -----------    -----------    -----------
            Total operating expenses ..................................        10,441          8,321         10,731
                                                                          -----------    -----------    -----------
            Operating income ..........................................         6,092         11,144         10,187
OTHER (INCOME) EXPENSE:
      Interest (income) expense, net ..................................           241         (1,072)        (1,138)
      Other expense, net ..............................................            --             --            207
      Redeemable warrant interest charge ..............................         1,710             --             --
                                                                          -----------    -----------    -----------
          Income  before income taxes and extraordinary item ..........         4,141         12,216         11,118
PROVISION FOR INCOME TAXES ............................................         2,752          4,703          4,052
                                                                          -----------    -----------    -----------
          Net income before extraordinary item ........................         1,389          7,513          7,066
EXTRAORDINARY ITEM, net of income tax benefit of $1,253 ...............        (1,803)            --             --
                                                                          -----------    -----------    -----------
NET INCOME (LOSS) .....................................................          (414)         7,513          7,066
INCREASE IN REDEMPTION VALUE OF PREFERRED STOCK .......................           (83)            --             --
                                                                          -----------    -----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS ...................   $      (497)   $     7,513    $     7,066
                                                                          ===========    ===========    ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
      Net income  before extraordinary item ...........................   $      0.28    $      1.07    $      1.06
      Extraordinary item, net of tax ..................................         (0.38)            --             --
                                                                          -----------    -----------    -----------
      Net income (loss) ...............................................   $     (0.10)   $      1.07    $      1.06
                                                                          ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EARNINGS PER SHARE
                                                                            4,770,743      7,039,157      6,636,313
                                                                          ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Net income before extraordinary item .............................   $      0.26    $      1.05    $      1.05
     Extraordinary item, net of tax ...................................         (0.36)            --             --
                                                                          -----------    -----------    -----------
     Net income (loss) ................................................   $     (0.10)   $      1.05    $      1.05
                                                                          ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EARNINGS PER
SHARE .................................................................     5,030,112      7,151,722      6,742,586
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

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (000'S OMITTED, EXCEPT SHARE AMOUNTS)

                                        CLASS A
                                      COMMON STOCK                                     ADDITIONAL                  RETAINED
                                     $.01 PAR VALUE               COMMON STOCK           PAID-IN      DEFERRED     EARNINGS
                                   SHARES        AMOUNT        SHARES       AMOUNT       CAPITAL    COMPENSATION   (DEFICIT)
                                   ------        ------        ------       ------       -------    ------------   ---------
BALANCE, September 30, 1995 ..    1,560,000    $       16            --   $       --   $    2,786   $     (443)   $   (3,670)

  Net loss ...................           --            --            --           --           --           --          (414)

  Conversion of Class A common
    Stock to common stock ....   (1,560,000)          (16)    1,560,000           16           --           --            --

  Issuance of common stock ...           --            --     1,900,000           19       28,245           --            --

  Payment of offering costs ..           --            --            --           --           --       (1,065)           --


  Exercise of warrants and
options ......................           --            --       477,064            4          459           --            --

  Conversion of preferred
stock to common stock ........           --            --     3,073,170           31        3,363           --            --

  Conversion of redeemable
    Common stock warrants to
    Stockholders' equity .....           --            --            --           --        6,271           --            --

  Increase in redemption value
of Preferred stock ...........           --            --            --           --           --           --           (83)

  Amortization of deferred
    Compensation .............           --            --            --           --           --          443            --

                                 ----------    ----------    ----------   ----------   ----------   ----------    ----------
BALANCE, September 30, 1996 ..           --            --     7,010,234           70       40,059           --        (4,167)

  Net income .................           --            --            --           --           --           --         7,513

  Issuance of common stock ...           --            --         3,689           --           55           --            --

  Purchase of treasury stock .           --            --            --           --           --           --            --

  Exercise of warrants and
    Options ..................           --            --       154,058            2           32           --            --
                                 ----------    ----------    ----------   ----------   ----------   ----------    ----------


BALANCE, September 30, 1997 ..           --            --     7,167,981           72       40,146           --         3,346



  Net income .................           --            --            --           --           --           --         7,066

  Issuance of common stock ...           --            --         4,396           --           50           --            --

  Purchase of treasury stock .           --            --            --           --           --           --            --

  Exercise of warrants and
    Options ..................           --            --         8,562           --           20           --            --

                                 ----------    ----------    ----------   ----------   ----------   ----------    ----------
BALANCE, September 30, 1998 ..           --    $       --     7,180,939   $       72   $   40,216   $       --    $   10,412
                                 ==========    ==========    ==========   ==========   ==========   ==========    ==========


                                  TREASURY
                                    STOCK          TOTAL
                                    -----          -----
BALANCE, September 30, 1995 ..    $       --    $   (1,311)

  Net loss ...................            --          (414)

  Conversion of Class A common
    Stock to common stock ....            --            --

  Issuance of common stock ...            --        28,264

  Payment of offering costs ..            --        (1,065)


  Exercise of warrants and
options ......................            --           463

  Conversion of preferred
stock to common stock ........            --         3,394

  Conversion of redeemable
    Common stock warrants to
    Stockholders' equity .....            --         6,271

  Increase in redemption value
of Preferred stock ...........            --           (83)

  Amortization of deferred
    Compensation .............            --           443

                                  ----------    ----------
BALANCE, September 30, 1996 ..            --        35,962

  Net income .................            --         7,513

  Issuance of common stock ...            --            55

  Purchase of treasury stock .        (5,675)       (5,675)

  Exercise of warrants and
    Options ..................            --            34
                                  ----------    ----------


BALANCE, September 30, 1997 ..        (5,675)       37,889



  Net income .................            --         7,066

  Issuance of common stock ...            --            50

  Purchase of treasury stock .        (4,436)       (4,436)

  Exercise of warrants and
    Options ..................            --            20

                                  ----------    ----------
BALANCE, September 30, 1998 ..    $  (10,111)   $   40,589
                                  ==========    ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)


                                                                                          YEARS ENDED
                                                                                         SEPTEMBER 30,
                                                                                         -------------
                                                                                  1996       1997        1998
                                                                                  ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................   $   (414)   $  7,513    $  7,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization ............................................      1,315       1,152       1,235
  Amortization of deferred compensation ....................................        443          --          --
  Extraordinary item .......................................................      3,056          --          --
  Write-off of consulting agreement ........................................        438          --          --
  Deferred income taxes ....................................................     (1,162)        181         248
  Accretion of interest on zero coupon notes ...............................        108          --          --
  Accretion of redeemable warrant interest charge ..........................      1,710          --          --
  Changes in operating assets and liabilities:
     Accounts receivable ...................................................       (986)       (470)       (898)
     Inventories ...........................................................       (514)       (182)       (358)
     Other current assets ..................................................        (72)         19        (928)
     Accounts payable, accrued expenses and income taxes payable ...........        875         649        (267)
                                                                               --------    --------    --------
        Net cash provided by operating activities ..........................      4,797       8,862       6,098
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities, net ..................................         --     (12,728)     (1,813)
  Purchases of leasehold improvements and equipment, net ...................       (848)       (832)     (1,097)
                                                                               --------    --------    --------
        Net cash used in investing activities ..............................       (848)    (13,560)     (2,910)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................................     28,264          55          50
  Payments of offering costs ...............................................     (1,065)         --          --
  Exercise of warrants and stock options ...................................        463          34          20
  Purchases of treasury stock ..............................................         --      (5,675)     (4,436)
  Repayments of long-term indebtedness .....................................    (17,250)         --          --
                                                                               --------    --------    --------
         Net cash (used in) provided by financing activities ...............     10,412      (5,586)     (4,366)
                                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................     14,361     (10,284)     (1,178)
CASH AND CASH EQUIVALENTS, beginning of period .............................      2,988      17,349       7,065
                                                                               --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period ...................................   $ 17,349    $  7,065    $  5,887
                                                                               ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest ...............................................................   $  3,120    $     --          --
    Income taxes ...........................................................   $  2,506    $  4,381    $  3,800
  Non-cash transactions --
     Increase in redemption value of preferred stock .......................   $     83    $     --    $     --



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

Marketable securities

    The Company invests in marketable securities of highly rated financial institutions and investment grade debt instruments and limits the amount of credit exposure in any one entity. The Company has classified its marketable securities as "available for sale" and accordingly carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At September 30, 1997 and 1998, the fair value of the Company's marketable securities approximated their cost.

    Inventories

    Inventories are stated at the lower of cost, under the first-in, first-out
(FIFO) method, or market and include materials, labor and manufacturing overhead. The Company periodically evaluates the realizability of its inventories and establishes a reserve for excess or obsolete inventories, as necessary.

Leasehold improvements and equipment

    Leasehold improvements and equipment are comprised of the following:


                                       September 30,
                                      (000's omitted)
                                       1997      1998
                                       ----     ----

Leasehold improvements ............   $  567   $  975

Machinery and equipment ...........    2,021    2,614

Furniture and fixtures ............      207      303
                                      ------   ------

                                       2,795    3,892

Less - Accumulated depreciation and
  amortization ....................      871    1,354
                                      ------   ------

                                      $1,924   $2,538
                                      ======   ======

    Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:



                                                                                 Years
             Leasehold improvements.................................                 6

             Machinery and equipment................................             5 - 7

             Furniture and fixtures.................................                10

Intangible assets

    Intangible assets are stated at cost less accumulated amortization. The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the excess of purchase price over fair value of net assets acquired exists at September 30, 1998. Other intangibles are amortized on a straight-line basis over their estimated useful lives which are 5 years.

Revenue recognition

    Revenue is recorded upon the shipment of products.

Research and development costs

    The Company's research and development costs are charged to expense as incurred.

Warranty costs

    The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the applicable period which is generally between one and three years. The related liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

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

Net income (loss) per common share

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. This new standard replaces the computation of primary earnings per share with a new computation of basic earnings per share. Additionally, on February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 98 on computations of earnings per share, which changed the guidance on how cheap stock is treated in earnings per share computations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and SAB No. 98 was effective on February 4, 1998. Accordingly, period earnings per share data presented has been restated and all earnings per share data presented is in accordance with SFAS No. 128 and SAB No. 98. As a result, the Company's recorded earnings per share for the year ended September 30, 1997 were restated from $1.05 primary earnings per share to $1.07 basic earnings per share.

     Basic earnings (loss) per common share are based on the average number of common shares outstanding during the year. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options and warrants using the treasury stock method. The number of shares used in the earnings (loss) per common share computation were as follows (in thousands):

                                                                 For the Year Ended
                                                                 ------------------
                                                                1996    1997    1998
                                                                ----    ----    ----
Shares used in basic net income (loss) per
share calculations .........................................   4,771   7,039   6,636
Dilutive effect of stock options and warrants ..............     259     113     107
                                                               -----   -----   -----
Shares used in diluted net income (loss) per
share calculations .........................................   5,030   7,152   6,743
                                                               =====   =====   =====



Effect of recent accounting pronouncements


    In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company believes that the impact of adoption of this statement will not have a significant effect on the Company's financial position and results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has adopted this disclosure standard (see Note 7).

3. INVENTORIES:

    Inventories consisted of the following:


                                                                         September 30,
                                                                      -------------------
                                                                        (000's omitted)
                                                                      1997           1998
                                                                      ----           ----
             Raw materials.........................                 $  943          $1,237
             Work-in-process.......................                    511             502
             Finished goods........................                    291             364
                                                                    ------          ------
                                                                    $1,745          $2,103
                                                                    ======          ======



4. INTANGIBLE ASSETS:

    Intangible assets consisted of the following:



                                                             September 30,
                                                             -------------
                                                            (000's omitted)
                                                            1997      1998
                                                            ----      ----

             Excess of purchase price over fair value of
               net assets acquired .....................   $13,945   $13,945
             Prepaid license fees ......................       378       378
             Other .....................................        45        45
                                                           -------   -------
                                                            14,368    14,368
             Less -- Accumulated amortization ..........     2,625     3,377
                                                           -------   -------
                                                           $11,743   $10,991
                                                           =======   =======

5. ACCRUED EXPENSES:

    Accrued expenses consisted of the following:

                                 September 30,
                                 -------------
                                (000's omitted)
                                 1997     1998
                                 ----     ----
             Bonuses payable    $  150   $  100
             Accrued warranty      625      500
             Salaries payable      172      322
             Other ..........      120      127
                                ------   ------

                                $1,067   $1,049
                                ======   ======

6. SIGNIFICANT CUSTOMERS:


                                                                           1996         1997           1998
                                                                           ----         ----           ----
             Number of customers with sales greater than 10% of total            3             1             2
             Percentage of total sales represented by these customers           47%           23%           44%
             Accounts receivable from these customers ...............   $1,736,000    $1,260,000    $2,188,000

7. SALES BY REGION AND PRODUCT:

    The Company sells into three major regions worldwide. Sales to these regions are as follows (000's omitted):


                                            FOR THE YEARS ENDED
                                               SEPTEMBER 30,
                                               -------------
                                         1996      1997       1998
                                         ----      ----       ----

             Americas .............     $17,994   $21,507   $24,082

             Europe ...............       5,986     6,150     6,970

             Far East .............       1,945     2,626     1,780
                                        -------   -------   -------
                                        $25,925   $30,283   $32,832
                                        =======   =======   =======

The Company sells both printheads and ink products to its customers as well as spare parts and repair service (referred to in the category labeled "Other"). Sales by product type are as follows (000's omitted):


                                  FOR THE YEARS ENDED
                                     SEPTEMBER 30,
                                -----------------------
                                1996      1997     1998
                                ----      ----     ----
             Printheads ...   $15,820   $16,580   $15,562

             Ink Products..     8,211    11,415    14,783

             Other ........     1,894     2,288     2,487
                              -------   -------   -------
                              $25,925   $30,283   $32,832
                              =======   =======   =======


8. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT:

    In March 1996, the Company acquired from Dataproducts Corporation a non-exclusive license for patented solid ink jet printing technology in certain licensed industrial marking fields. This agreement allows the Company to use these patents in the development and commercialization of its own solid ink printhead. At the time of the purchase of the solid ink jet technology, certain technological hurdles had not been overcome to enable the Company to commercialize a product. Commercialization of this technology by the Company still will require extensive development work both on the solid ink itself and the ink jet printheads used to apply that ink in commercial applications. Consequently, during fiscal 1996, the Company recorded a charge of $3,052,000 as a write-off of purchased in-process research and development to record the cost of evaluating and acquiring this license.

9. EXTRAORDINARY ITEM:

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

10. LINES-OF-CREDIT:

    The Company has a line of credit agreement with a bank which allows it to borrow up to $1,000,000 at either the prime rate or LIBOR plus 1.5%. Borrowings would be collateralized by all corporate assets. There were no outstanding borrowings under this agreement at September 30, 1998.

    The Company also has an acquisition line of credit agreement with a bank that allows it to borrow up to $10,000,000 at either the prime rate or LIBOR plus 1.5%. Borrowings would be collateralized by all corporate assets. There were no outstanding borrowings under this agreement at September 30, 1998.

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

Common and Preferred Stock

    In February, 1996, the Certificate of Incorporation was amended to authorize 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of undesignated preferred stock. All outstanding shares of Class A voting common stock were converted to common stock. Class A voting common stock and Class B non-voting common stock were canceled. There were no outstanding shares of preferred stock at September 30, 1998.

Employee Stock Purchase Plan

    In January, 1997, the stockholders approved the Trident International, Inc. Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. During fiscal 1997 and 1998, 3,689 and 4,396 shares were issued under the ESPP for $55,437 and $50,050, respectively. At September 30, 1998, the Company had a balance of 91,915 shares reserved for the ESPP.

Stock options

    Under the Company's Third Amended and Restated 1994 Stock Option and Grant Plan (the Plan) the Company may grant options to purchase up to a maximum of 1,000,000 shares of common stock to employees, directors, consultants and other key persons. Options granted may be incentive stock options or non-qualified options and must be granted at a price not less than fair market value on the date of grant. The vesting of these options is determined by the Board of Directors. The options expire no later than 10 years from the date of grant. At September 30, 1998, 505,152 shares were available for granting of additional options.

     The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in fiscal 1996, 1997, and 1998, using the Black Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:


                                                                         1996                   1997                   1998
                                                                         ----                   ----                   ----

                        Risk free interest rate (range)              5.63% - 5.86%          6.21% - 6.66%          5.39% - 5.92%

                        Expected dividend yield                              0%                    0%                     0%

                        Expected lives                                  5 years                5 years                5 years

                        Expected volatility                                49%                     49%                    51%

    Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's earnings(loss) and pro forma earnings (loss) per common share would have been the following amounts:


                                                                              1996                    1997                    1998
                                                                              ----                    ----                    ----

                  Net income (loss), as reported (000's omitted)             $(414)                  $7,513                  $7,066
                  Net income (loss), pro forma (000's omitted)                (414)                   7,466                   6,819

                  Basic earnings (loss) per common share,
                       pro forma                                             (0.10)                    1.07                    1.06
                  Basic earnings (loss) per common share,
                      pro forma                                              (0.10)                    1.06                    1.03
                  Diluted earnings (loss) per common share,
                      as reported                                            (0.10)                    1.05                    1.05
                  Diluted earnings (loss) per common share,
                     pro forma                                               (0.10)                    1.04                    1.01

    Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may be not representative of that to be expected in future years.

    A summary of the status of the Company's stock options plan at September 30, 1996, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below:


                                                   1996                    1997                       1998
                                                   ----                    ----                       ----
                                                       Weighted                Weighted                   Weighted
                                                        Average                 Average                    Average
                                                       Exercise                Exercise                   Exercise
                                            Options      Price      Options      Price       Options        Price
                                            -------      -----      -------      -----       -------        -----

     Outstanding at October 1,               108,000    $ 3.52       127,750     $ 5.52         251,275    $12.21
     Granted                                  26,000     13.69       139,100      17.73         221,748     13.19
     Exercised                                 4,750      5.00         7,775       4.15           7,100      2.73
     Canceled                                  1,500      5.00         7,800       8.99          31,065     15.15
                                             -------    ------       -------    -------         -------

     Outstanding at September 30,            127,750    $ 5.52       251,275    $ 12.21         434,858    $12.66
                                             =======    ======       =======    =======         =======    ======
     Options exercisable
     at September 30,                         22,250    $ 3.20        50,850    $ 5.10           98,675    $ 8.97
                                              ======    ======        ======    ======           ======    ======

     Weighted average fair value
        options granted during the year                 $ 6.81                  $ 9.02                     $ 6.71
                                                        ======                  ======                     ======

    The following table represents weighted average price and life information about significant option groups outstanding at September 30, 1998:




                                                    Weighted Average
                                                       Remaining
         Range of Exercise             Number         Contractual      Weighted Average           Number
               Prices               Outstanding        Life (Yrs)       Exercise Price          Exercisable
               ------               -----------        ----------       --------------          -----------
        $1.00                            33,000            6                $ 1.00                23,000

        $5.00                            46,850            7                $ 5.00                33,850

        $11.00 - $15.99                 219,058            9                $12.46                 8,750

        $16.00 - $20.25                 135,950            8                $17.64                33,075
                                        -------                                                   ------

                                        434,858                                                   98,675
                                       ========                                                   ======


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

    The Company accounted for the initial value of the redeemable warrants based on their fair market value at the time the warrants were issued, using a formula contained in a Warrantholders Rights Agreement entered into in connection with the issuance of the warrants. The Company did not assign any value to the warrants at the time of issuance, as their fair market value did not exceed the warrant exercise price. Commencing at the beginning of fiscal 1995, the carrying value of the redeemable warrants has been increased by periodic accretions, so that their carrying amount would equal the mandatory redemption amount at the time of the Company's initial public offering (the Offering). During the year ended September 30, 1996, the Company expensed $1,710,000 of this estimated cost. At the time of the initial public offering, these warrants were exercised for 418,118 shares of common stock and the Company's liability for redeemable common stock warrants was converted to stockholders' equity.

    Contingent warrants

    In June 1994, contingent warrants to purchase up to 235,192 shares of common stock at $1.00 per share were granted on a pro rata basis to all of the Company's common stockholders of record. These warrants were to become exercisable in the event that the Lender was entitled to exercise warrants to purchase less than 653,310 shares of common stock. In the event this occurred, the holders of contingent warrants would be able to exercise warrants to purchase shares of common stock for the difference between the amount of shares the Lender exercised and 653,310 total shares of common stock. In connection with the initial public offering, warrants to purchase 235,192 common shares were issued. During Fiscal 1997 and 1998, warrants to purchase 153,828 and 1,568 shares, respectively were exercised. At September 30, 1998, warrants to purchase 23,820 shares of common stock at $1.00 per share were outstanding.

    In Fiscal 1995, the Company recorded deferred compensation expense of $1,626,000 for the difference between the exercise price on the date of grant and the deemed fair value of the warrants held by management at the time it was probable that the number of warrants (108,400) which could be exercised could be determined (the Offering Date). This amount was amortized over the period commencing October 1, 1994 through the Offering Date. Deferred compensation expense recognized during the year ended September 30, 1996, was $443,000.

12. INCOME TAXES:

    The provision (benefit) for income taxes includes the following (000's omitted):



                                            For the Years Ended
                                               September 30,
                                            -------------------
                                        1996        1997     1998
                                        ----        ----     ----
Current:
  Federal ..........................   $ 3,314    $ 3,838   $ 3,248
  State ............................       600        684       556
                                       -------    -------   -------
                                         3,914      4,522     3,804
                                       -------    -------   -------
Deferred:
  Federal ..........................      (962)       154       211
  State ............................      (200)        27        37
                                       -------    -------   -------
                                        (1,162)       181       248
                                       -------    -------   -------
Income tax before extraordinary item   $ 2,752    $ 4,703   $ 4,052
                                       =======    =======   =======

    The Company's effective tax rate, as a percent of income (loss) before extraordinary item, differs from the statutory federal rate as follows:

                                                     For the Years Ended
                                                        September 30,
                                                        -------------
                                                    1996    1997    1998
                                                    ----    ----    ----

Statutory Federal tax rate ......................    34%     34%     34%


State taxes net of Federal benefit ..............     4       4       4

Non-deductible amortization of the excess of
purchase price over fair value of net
   assets acquired ..............................     4       1       1

Non-deductible redeemable warrant interest charge    14      --      --

Benefit from foreign sales corporation ..........    (3)     (1)     (1)

Non-deductible amortization of deferred
compensation ....................................     4      --      --
Benefit from R & D tax credits ..................    --      (1)     (2)


Other ...........................................     7       2      --
                                                    ---     ---     ---
Effective tax rate before extraordinary item.....    66%     39%     36%
                                                    ===     ===     ===

    Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The approximate tax effects of temporary differences which give rise to net deferred tax assets are as follows (000's omitted):



                                          September 30,
                                          -------------
                                        1997       1998
                                        ----       ----
Current:
    Accrued warranty expense ......   $   225    $   180
    Inventories ...................        97        121
    Allowance for doubtful accounts       108        108
    Other accrued expenses ........        35         55
                                      -------    -------
                                          465        464
                                      -------    -------
Non-Current:
  Depreciation and amortization ...       (61)      (121)
  Intangible assets ...............       765        578
                                      -------    -------
                                          704        457
                                      -------    -------
     Net deferred tax assets ......   $ 1,169    $   921
                                      =======    =======

13. EMPLOYEE BENEFIT PLAN:

    The Company has a defined contribution retirement plan which is available to substantially all employees. The Company pays plan expenses and a matching contribution of 50% of every qualifying dollar contributed by plan participants to a maximum of 3% of compensation. Contributions by the Company amounted to $69,000, $98,000, and $108,000 for the years ended September 30, 1996, 1997, and
1998, respectively.

14. COMMITMENTS AND CONTINGENCIES:

    The Company leases certain operating facilities and equipment under long-term, noncancelable operating leases. There are two leases for the Brookfield operating facilities, with one expiring June 30, 2003, and the other expiring August 31, 2003. Each lease has an option to renew, one for three years at prevailing market rates, and the other for five years. Approximate future minimum rental commitments under noncancelable operating leases having a term in excess of one year are approximately $1,013,000. Rental expense amounted to $154,000, $180,000, and $254,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

    The Company entered into a three-year employment agreement with its chief executive officer which requires minimum annual compensation through October 2000. The agreement also provides for certain incentive bonus payments. The Company has also entered into a two year contract with its chief financial officer. The agreement requires minimum annual compensation through May 2000 as well as certain incentive bonus payments.

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

    In December, 1997, the Company filed a civil action against four companies, charging them with infringing two of the Company's patents. Two of these companies have since counterclaimed against the Company for a declaration of noninfringement and patent invalidity while also alleging violations of the antitrust laws relating to the Company's sales of ink products. Management does not anticipate that these proceedings will have a material adverse impact on the consolidated results of operations or financial position of the Company.

15. RELATED PARTY TRANSACTION:

   The Company has had legal services in the normal course of business with a firm whose partner is also a director of the Company. Fees incurred from services provided by the firm were approximately $190,000, $255,000 and $620,000 for the years ended September 30, 1996, 1997 and 1998, respectively. At September 30, 1997 and 1998 amounts due to the firm totaled approximately $15,000 and $130,000, respectively. Management believes these services were under terms no less favorable to the Company than those arranged with other parties.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Trident International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Trident International, Inc. and Subsidiaries as of September 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1996, 1997, and 1998 included in this Form 10-K, and have issued our report thereon dated October 29, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule on page F-17 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information reflected in the schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            /s/  Arthur Andersen LLP
                                            ------------------------
                                              ARTHUR ANDERSEN LLP
Hartford, Connecticut
October 29, 1998

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                      Balance at       Charged to                        Balance at
                                                     Beginning of       Cost and                           End of
                  Description                           Period          Expenses         Deductions        Period
                  -----------                           ------          --------         ----------        ------

    Allowance for Doubtful Accounts -
      October 1, 1995 to September 30, 1996.           $220,000          $80,000           $    -         $300,000
      October 1, 1996 to September 30, 1997            $300,000           $    -           $    -         $300,000
      October 1, 1997 to September 30, 1998.           $300,000           $    -           $    -         $300,000