Form 10-K/A
period 1998-09-30
TRIDENT INTERNATIONAL INC
filed 1999-01-28
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         _______________________________

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998 (Amendment No. 1)

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27678

                           TRIDENT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                06-6403301
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)


1114 FEDERAL ROAD, BROOKFIELD, CONNECTICUT                  06804
 (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (203) 740-9333

                               __________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:


                                 Title of Class
                     ---------------------------------------
                     Common Stock, par value $0.01 per share


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on January 8, 1999 as reported on the Nasdaq National Market, was approximately $70,366,799. Shares of Common Stock held by each officer and director and by each person known to the Company to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On January 8, 1999 there were 6,468,092 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

                                EXPLANATORY NOTE

         This amendment to the Trident International, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1998 is being filed to provide the disclosure required by Part III of Form 10-K. When Trident International, Inc. (the "Company") filed its Form 10-K for the fiscal year ended September 30, 1998, the Company prospectively incorporated by reference in Part III the disclosure it anticipated providing in its definitive Proxy Statement to be delivered to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders. On January 6, 1999, the Company entered into a Merger Agreement (the "Merger Agreement") with Illinois Tool Works Inc. ("ITW"), pursuant to which a subsidiary of ITW has commenced a cash tender offer for all of the outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock"). Since the Company has postponed its Annual Meeting of Stockholders pending the conclusion of this tender offer, the Company is filing this Amendment to its Form 10-K for the purpose of providing the disclosure required by Part III.


                                    PART III

ITEM 10.     DIRECTORS AND OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS OF THE COMPANY

         The Board of Directors of the Company currently consists of seven members and is divided into two classes. The members of each class of Directors serve for staggered two-year terms. The Board is composed of four Class I Directors (R. Hugh Van Brimer, Robert S. Anderson, Russell J. Greenberg and Norman L. Norris), and three Class II Directors (Elaine A. Pullen, Michael K. Lorelli and John R. Webb). In connection with the June 1994 acquisition by the Company of all of the capital stock of Trident, Inc., the Company's predecessor, the stockholders of the Company entered into an agreement pursuant to which, among other things, they agreed to elect as directors the respective nominees of certain groups of stockholders. Messrs. Greenberg, Van Brimer, Norris and Anderson were elected directors of the Company pursuant to these provisions of the Stockholders' Agreement as the nominees of certain of the stockholder groups. This Stockholders' Agreement was terminated upon consummation of the Company's initial public offering (the "IPO") in March of 1996.

BIOGRAPHICAL INFORMATION REGARDING DIRECTORS

         The following biographical descriptions set forth certain information with respect to the members of the Board of Directors, based on information furnished to the Company by each director.

         R. HUGH VAN BRIMER founded Trident, Inc., the Company's predecessor, in 1989 and served as President and Chief Executive Officer of the predecessor and, subsequently, the Company, until 1995. Mr. Van Brimer currently serves as Chairman of the Board of Directors of the Company, a position he has held since the Company's inception. Mr. Van Brimer is also Chairman of the Board of SEFE Overseas Limited, an international investment consortium. Mr. Van Brimer holds a B.S. in Physics from Western Michigan University and is a graduate of the Advanced Management Program of the Harvard Business School. He is 68 years old.

         ROBERT S. ANDERSON has served as a director of the Company since October 27, 1994. Since 1988, Mr. Anderson has served as Senior Vice President of Brean Murray & Co., Inc. ("Brean Murray," formerly Brean Murray, Foster Securities, Inc.) and as Vice President of BMI Capital, a registered investment adviser and an affiliate of Brean Murray. He is 57 years old.

         RUSSELL J. GREENBERG was named a director of the Company on June 24, 1994 and served as a director until October 27, 1994. He was then re-elected to the Board of Directors on May 18, 1995. Mr. Greenberg was a founder and is currently the President of MaxCapital, LLC, a private equity firm specializing in buyouts and financial advisory work. Previously, Mr. Greenberg served as an Executive Vice President of Chatfield Dean & Co., Inc. from August 1994 to December 1996 and as a Managing Director of Corporate Finance at

Brean Murray from November 1992 to July 1994. Prior to that, Mr. Greenberg was head of Mergers and Acquisitions at Daiwa Securities of America, Inc. from 1990 to 1992. He is 41 years old.

         NORMAN L. NORRIS has been a director of the Company since June 24, 1994. Mr. Norris is a partner at the law firm of Woodcock, Washburn, Kurtz, Mackiewicz & Norris in Philadelphia, Pennsylvania, where he has practiced since 1968. Mr. Norris' law firm represents the Company on an ongoing basis as intellectual property counsel. He is 56 years old.

         ELAINE A. PULLEN joined the Company as President and Chief Operating Officer in August 1994. She has been President since that time and, in addition, has served as a director and Chief Executive Officer since April 1, 1995. Prior to joining the Company, Ms. Pullen served as a director of Linx Printing Technologies, PLC ("Linx") from September 1992 to August 1994, where she also served as Business Operations Director from February 1994 to August 1994 and as Engineering Director from September 1992 to February 1994. Prior to that, Ms. Pullen served as President of Linx USA from 1991 to 1992, and as Vice President of Applied Research and Engineering of Videojet Systems International, Inc. from 1988 to 1991. Ms. Pullen holds a B.S. in Applied Physics from the British Institute of Physics. She has 25 years of experience in research and development, marketing and operations management in the ink jet printing field. She is 44 years old.

         JOHN R. WEBB has been a director of the Company since February 3, 1997. From 1994 to 1996, Mr. Webb served as president of Exxon Chemical Americas, and in 1995 also served as Assistant to the Chairman of Exxon Corporation. Prior to that, Mr. Webb served as president of Exxon Chemical Company's Performance Products Business Group and the Polymers Business Group and as Executive Vice President of Exxon Enterprises. He is 57 years old.

         MICHAEL K. LORELLI has been a director of the Company since November 29, 1995. Mr. Lorelli currently serves as a Partner of Treacy & Company, LLC. From September 1996 to December 1996, Mr. Lorelli served as Chief Executive Officer and President of MobileMedia Corporation, which operates under the name "MobileComm," from October 1994 to August 1996, he was President for North America and Latin America of Tambrands, Inc., and from November 1992 to September 1994, he was President of Pizza Hut International. Prior to that, Mr. Lorelli served as President of Pepsi Cola East, a division of Pepsico, Inc., from August 1989 to October 1992. Mr. Lorelli also serves on the Board of Directors of Tri-Point Medical Corporation. He is 47 years old.

BIOGRAPHICAL INFORMATION REGARDING EXECUTIVE OFFICERS

         The following biographical descriptions set forth certain information with respect to the executive officers of the Company, based on information furnished to the Company by each executive officer.

         ELAINE A. PULLEN is the Company's President and Chief Executive Officer. For biographical information regarding Ms. Pullen, see "--Biographical Information Regarding Directors" above.

        J. LEO GAGNE joined the Company in February 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Gagne served as Director--Enterprise Group of Arthur Andersen LLP in Hartford, Connecticut, where he was employed since 1977. Mr. Gagne, a Certified Public Accountant, holds a B.S. in Accounting from the University of Connecticut. He is 42 years old.

         ANDREW S. BORG joined the Company in May 1998. Prior to joining the Company, Mr. Borg served as Director of Corporate Communications Worldwide and Director of Marketing for Electronics For Imaging, Inc. from June 1996 to April 1998. Mr. Borg served as Industry Marketing Manager, Digital Trade Services for Scitex America Corporation from March 1995 to June 1996. He was the Senior Director, Strategic and Product Marketing, for Splash Technologies Inc. (formerly ColorAge, Inc.) from January 1993 to February 1995. Prior to that, Mr. Borg held a variety of marketing positions at DuPont Printing and Publishing, E.I. DuPont de Nemours and Co., and Crossfield Electronics, Inc. Mr. Borg holds a Bachelor of Arts degree with honors from

Harvard College and a Master of Communication Arts degree from New York Institute of Technology. He is 44 years old.

         ROBERT L. ROGERS joined the Company in 1989 as Director of Engineering, served as Director of Research and Development from January 1995 to August 1996 and has served as Vice President of Research since August 1996. Prior to that, Mr. Rogers was involved in ink jet research at Exxon Enterprises Printing Systems, Inc. and Dataproducts Corporation. Mr. Rogers holds a B.S. in Mechanical Engineering from Cornell University. He is 44 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and Nasdaq. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations that no other reports were required during, or with respect to, the fiscal year ended September 30, 1998 ("Fiscal 1998"), all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied except that Mr. Borg inadvertently failed to file a timely report relating to becoming an officer of the Company in May 1998.

ITEM 11.   EXECUTIVE AND DIRECTOR COMPENSATION

        Directors. Directors of the Company who are also employees receive no additional compensation for their services as a director. Non-employee directors are entitled to receive $10,000 per year for their services as a director. Non-employee directors are entitled to convert this $10,000 cash payment into stock options which will not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Non-Qualified Options"), on a three-for-one basis (as more fully described below). Non-employee directors are also entitled to be paid $1,500 for attendance at each regularly scheduled quarterly Board of Directors meeting, $333 per interim telephonic Board of Directors meeting attended and $500 per committee meeting attended. The Company also has a stock ownership policy for non-employee directors pursuant to which each non-employee director is required to own Common Stock with a value of no less than $75,000 (valued at the higher of cost or fair market value) by the end of the thirty-sixth month after such director was elected to the Board of Directors.

        Under the Company's Third Amended and Restated 1994 Stock Option and Grant Plan (the "Stock Option Plan"), non-employee directors receive upon their initial election to the Board a Non-Qualified Option to purchase up to 5,000 shares of Common Stock, which option vests on the first anniversary of the date of grant. Also under the Stock Option Plan, each non-employee director receives on the first business day following January 1 of each year a Non-Qualified Option to purchase up to 8,000 additional shares of Common Stock, which option vests on the first anniversary of the date of grant (no such option is granted, however, to any person first elected or appointed to the Board of Directors within six months prior to any such grant date). Non-employee directors are also entitled to convert their $10,000 annual cash retainer into Non-Qualified Options on a three-for-one basis such that, upon such a conversion, a non-employee director will be granted a Non-Qualified Option to purchase three times the number of shares of Common Stock that an investment of $10,000 would purchase on the Nasdaq National Market as of such date, which options shall vest on the first anniversary of the date of grant. Elections to so convert must be made by non-employee directors on the first business day following January 1 of each year and, once made, shall be irrevocable. All Non-Qualified Options granted to non-employee directors are granted with exercise prices equal to the fair market value of shares of Common Stock on the date of grant and have ten-year terms. During calendar 1998 and 1999, all non-employee directors elected to receive options in lieu of their cash retainer.

         All directors of the Company are reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees.

         Executive Officers. The following table sets forth the compensation awarded to the Company's Chief Executive Officer and the three (3) other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 during Fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                                                          Compensation
                                                        Annual               Awards
                                                     Compensation    ----------------------
                                                  -----------------              All Other
                                                  Salary    Bonus    Options   Compensation
Name and Principal Position             Year        ($)      ($)        #            $
---------------------------             ----      -------   -------  -------   ------------

Elaine A. Pullen.....................   1998      173,719   26,494   10,000      4,608(1)
  Chief Executive Officer               1997      157,306   53,548   10,000      4,909(1)
                                        1996      135,065   39,340       --      3,743(1)

J. Leo Gagne.........................   1998      148,003    9,494   10,000      4,725(1)
  Chief Financial Officer               1997      143,577    1,360   10,000      2,123(1)
                                        1996(2)    80,772   11,707   10,000         --

Robert L. Rogers.....................   1998       99,441    6,539   10,000      3,179(1)
  Vice President of Research            1997       95,261   17,211       --      3,374(1)
                                        1996       81,420   19,621       --      3,031(1)

Richard A. Cutting...................   1998(3)   120,001    7,144   10,000      2,706(1)
  Vice President of Engineering         1997(4)   109,847   11,093   10,000         --

-----------

(1) Represents contributions by the Company under its 401(k) Plan on behalf of Ms. Pullen and Messrs. Gagne, Rogers and Cutting.

(2) Mr. Gagne's employment with the Company commenced on February 26, 1996.

(3) Mr. Cutting's employment with the Company terminated on December 31, 1998.

(4) Mr. Cutting's employment with the Company commenced on October 23, 1996.

                        OPTION GRANTS IN FISCAL YEAR 1998
                                INDIVIDUAL GRANTS



                                                                                     Potential Realizable
                           Number of                                                   Value at Assumed
                          Securities   Percent of Total                              Annual Rates of Stock
                          Underlying       Options         Exercise                 Price Appreciation For
                            Options       Granted to          or                        Option Term(1)
                            Granted      Employees in     Base Price   Expiration   ----------------------
Name                           #          Fiscal Year        ($/Sh)       Date       5%($)         10%($)
----                      ----------   ----------------   ----------   ----------   -------       --------

Elaine A. Pullen........   10,000(2)         9.6%           $13.00       1/02/08    $81,756       $207,187
J. Leo Gagne............   10,000(2)         9.6%           $13.00       1/02/08    $81,756       $207,187
Robert L. Rogers........   10,000(2)         9.6%           $13.00       1/02/08    $81,756       $207,187
Richard A. Cutting         10,000(2)         9.6%           $13.00       1/02/08    $81,756       $207,187

-----------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of stock appreciation set by the SEC of five percent and ten percent compounded annually from the date the respective options were granted. Actual gains, if any, are dependent on the performance of the Common Stock. There can be no assurance that the amounts reflected will be achieved.

(2) These options vest ratably on each of the first four anniversaries of January 2, 1998, the date of grant of such options.

       Option Exercises and Year-End Holdings. The following table sets forth the aggregate number of options exercised in Fiscal 1998 and the value of options held at the end of Fiscal 1998 by the Company's Chief Executive Officer and the three (3) other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 during Fiscal 1998.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                     AND 1998 FISCAL YEAR-END OPTION VALUES



                                                                                    Value of
                                                        Number of Securities       Unexercised
                                                       Underlying Unexercised     in-the-Money
                                                          Options at Fiscal     Options at Fiscal
                            Shares                          Year-End (#)          Year-End ($)
                          Acquired on       Value           Exercisable/          Exercisable/
Name                     Exercise (#)   Realized (#)        Unexercisable       Unexercisable (1)
----                     ------------   ------------   ----------------------   -----------------

Elaine A. Pullen........     5,000         $76,000         25,500/27,500         $192,740/$83,800
J. Leo Gagne............        --              --          7,500/22,500               $0/$0
Robert L. Rogers........        --              --          6,000/14,000           $22,995/$7,665
Richard A. Cutting......        --              --          2,500/17,500               $0/$0

-----------

(1) Based on $9.38 per share, the price of the last reported trade of the Common Stock on the Nasdaq National Market on September 30, 1998.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

       The Company has an executive employment agreement with its President and Chief Executive Officer Elaine A. Pullen, the term of which ends on November 1, 2000. The agreement may be terminated by the Company (i) if certain business performance goals established by the Board of Directors are not attained; (ii) if certain of Ms. Pullen's confidentiality obligations have not been met, and
(iii) if there are other grounds (as outlined in the agreement) for termination of the agreement by the Company. The agreement provides that Ms. Pullen will not, during or after the term of the agreement, disclose any confidential information (as defined in the agreement) pertaining to the business of the Company or to the business of any actual or potential client or customer of the Company, to any third party. Ms. Pullen is also subject to certain restrictions on competition with the Company both during the term of the agreement and for one year after the termination of her employment for any reason. In consideration for the confidentiality provisions and the restrictions on competition, upon the expiration or termination of the agreement, or upon the leaving of the employ of the Company by Ms. Pullen, Ms. Pullen is entitled to one year's compensation (including base salary, bonus, the earned portion of any interest in a profit sharing or other similar plan, and all benefits (as outlined in the agreement)) to be paid within thirty days of the date of such expiration or termination or leaving the employ of the Company.

       In addition, Ms. Pullen's executive employment agreement provides that in the event of the Involuntary Termination (as defined below) of her employment within two years following a change in control of the Company, Ms. Pullen is entitled to the following severance benefits: (i) the present value equivalent (on a 10% discounted basis) of salary continuation for three years (based on the base salary in effect on the date of such Involuntary Termination together with the ordinary and customary additional elements of compensation attendant to Ms. Pullen's position (other than stock options)); (ii) coverage for three years under all Company perquisites and benefit plans as if Ms. Pullen were still an active employee; (iii) the acceleration of all unexercised stock options (unless provision is made in connection with such change in control for the assumption of existing options or the substitution for such options of new options of the successor entity, with appropriate adjustments); and (iv) employment search assistance through a professional outplacement organization and office and secretarial support for up to one year. In addition to actual termination of employment, the following events, among others, are deemed "Involuntary Terminations" under Ms. Pullen's executive employment agreement: (i) a reduction in base salary or the ordinary and customary additional elements of compensation (subject to certain exceptions based on performance or in connection with broadly based compensation reduction programs); (ii) a material reduction in Ms. Pullen's functions, duties or responsibilities; (iii) a geographic reassignment (greater than 50 miles); and/or (iv) a breach of the executive employment agreement by the Company; provided that if Ms. Pullen fails to object to a change of the type specified in (i) through (iv) within 180 days of any such change, she will be deemed to have waived her rights to severance with respect to such change.

       On January 6, 1999, the Company and Ms. Pullen amended certain provisions of Ms. Pullen's executive employment agreement. The amendment to the agreement provides that, in connection with a change in control occurring on or prior to April 30, 1999, the period during which Ms. Pullen must object to an event she believes constitutes an Involuntary Termination is extended until December 31, 1999 (rather than 180 days following the date of the alleged Involuntary Termination). In addition, the amendment provides that, if any portion of the payments to be received by Ms. Pullen in connection with an Involuntary Termination following a change in control would constitute an "excess parachute payment" under Section 280G of the Code, the Company will provide a "gross-up" payment to Ms. Pullen sufficient to provide her with the same after-tax amount she would have received but for the excise and income taxes due under said
Section 280G (or any additional taxes on such grossed-up amount). The amendment provides that the "gross-up" payment to Ms. Pullen shall in no event exceed $160,000. The other provisions of Ms. Pullen's executive employment agreement were not affected by the amendment.

       In connection with entering into the Merger Agreement, the Company's Board of Directors determined that Ms. Pullen will be entitled to receive an $80,000 bonus upon consummation of the merger of the subsidiary of ITW into the Company (the "Merger"), so long as the Merger is consummated on or before April 30, 1999. Ms. Pullen has acknowledged that this payment will represent all bonus due to her during 1999 under her executive employment agreement. Ms. Pullen will also be entitled to certain payments under the Employee Retention Plan adopted by the Company in connection with the Merger Agreement (as described below in "--Employee Retention Plan").

       The Company also has an executive employment agreement with its Chief Financial Officer J. Leo Gagne, the term of which ends on May 31, 2000. The agreement may be terminated by the Company (i) if certain business performance goals established by the Board of Directors are not attained; (ii) if certain of Mr. Gagne's confidentiality obligations have not been met, and (iii) if there are other grounds (as outlined in the agreement) for termination of the agreement by the Company. The agreement provides that Mr. Gagne will not, during or after the term of the agreement, disclose any confidential information (as defined in the agreement) pertaining to the business of the Company or to the business of any actual or potential client or customer of the Company, to any third party. Mr. Gagne is also subject to certain restrictions on competition with the Company both during the term of the agreement and for one year after the termination of his employment for any reason. In consideration for the confidentiality provisions and the restrictions on competition, upon the expiration or termination of the agreement, or upon the leaving of the employ of the Company by Mr. Gagne, Mr. Gagne is entitled to one year's compensation (including base salary, bonus, the earned portion of any interest in a profit sharing or other similar plan, and all benefits (as outlined in the agreement)) to be paid within thirty days of the date of such expiration or termination or leaving the employ of the Company.

       In addition, Mr. Gagne's executive employment agreement provides that in the event of the Involuntary Termination of his employment within two years following a change in control of the Company, Mr. Gagne is entitled to the following severance benefits: (i) salary continuation for two years (based on the base salary in effect on the date of such Involuntary Termination together with ordinary and customary additional elements of compensation attendant to Mr. Gagne's position (other than stock options)) (subject to the limitation of the foregoing salary and customary additional elements of compensation continuation during the second year following his Involuntary Termination by the amount of equivalent base salary, fees, and other compensation elements Mr. Gagne may receive from any employment, consultancy, board services or other similar business arrangement secured with another party during the second year of the two year continuation period, and the Company shall only be obligated to pay the difference between the aggregate of such salary continuation and additional elements, and the value of compensation received from another party, if less);
(ii) coverage for two years under all Company perquisites and benefit plans as if Mr. Gagne were still an active employee (subject to mitigation during the second year following an Involuntary Termination); (iii) the acceleration of all unexercised stock options (unless provision is made in connection with such change in control for the assumption of existing options or the substitution for such options or new options of the successor entity, with appropriate adjustments); and (iv) employment search assistance through a professional outplacement organization and office and secretarial support for up to one year. The definition of the term "Involuntary Termination" in Mr. Gagne's executive employment agreement is the same as that contained in Ms. Pullen's executive employment agreement, as described above.

       On January 6, 1999, the Company and Mr. Gagne amended Mr. Gagne's executive employment agreement. The amendment clarified Mr. Gagne's obligations to mitigate the payments to which he would be entitled in connection with an Involuntary Termination following a change in control, but did not affect the other provisions of Mr. Gagne's executive employment agreement.

       In connection with entering into the Merger Agreement, the Company's Board of Directors determined that Mr. Gagne will be entitled to receive a $48,000 bonus upon consummation of the Merger, so long as the Merger is consummated on or before April 30, 1999. Mr. Gagne has acknowledged that this payment will represent all bonus due to him during 1999 under his executive employment agreement. Mr. Gagne will also be entitled to certain payments under the Employee Retention Plan adopted by the Company in connection with the Merger Agreement (as described below in "--Employee Retention Plan").

MANAGEMENT BONUS PLAN

       The Company has established a Management Bonus Plan (the "Bonus Plan") for its key managers and executives. Under the Bonus Plan, the Compensation Committee of the Company's Board of Directors has the discretion to determine those key managers and executives of the Company who will be eligible for cash bonuses if certain financial and business objectives are achieved. Key managers and executives must have one year of service at the Company in order to qualify for bonuses under the Bonus Plan. The formula for determining each participant's bonus is established annually by the Compensation Committee and is based upon the achievement of financial goals (such as specified revenue levels, maintenance of positive cash flow or addition of economic value) and business objectives specified in the Bonus Plan. The Compensation Committee may change the bonus formulae and designate additional employees as participants in the Bonus Plan from time to time.

EMPLOYEE RETENTION PLAN

       On January 6, 1999, in connection with entering into the Merger Agreement, the Company adopted an Employee Retention Plan (the "Retention Plan") for the benefit of certain designated officers and employees of the Company. The total amount which officers and employees will be eligible to receive under the Retention Plan is $475,000. Ms. Pullen and Mr. Gagne will be entitled to $137,750 and $37,750, respectively, under the Retention Plan. The remaining $300,000 under the Retention Plan will be allocated among the Company's other officers and employees.

       In the event that the employment of any designated officer or employee under the Retention Plan is terminated (other than voluntarily by the officer or employee) between the closing of the Merger and the close of business on December 31, 1999 for any reason other than for good cause, such officer or employee will receive a payment in the amount designated under the Retention Plan. In addition, each designated officer and employee who is still employed by the Company or a successor to the Company on January 1, 2000 shall receive a payment in the amount designated under the Retention Plan.

       For purposes of the Retention Plan, a reduction in an officer's or an employee's (other than Ms. Pullen and Mr. Gagne) base salary, benefits, compensation plan or commission rate will be deemed to constitute a termination of such officer or employee. In the case of Mr. Gagne, any action which would constitute an Involuntary Termination under his executive employment agreement will be deemed to constitute a termination of his employment for purposes of the Retention Plan. Ms. Pullen will not be entitled to any payment under the Retention Plan in the case of an event that would constitute an Involuntary Termination (other than an actual termination) under her executive employment agreement.

SEVERANCE POLICY

       The Company also maintains a severance policy pursuant to which any employee of the Company whose employment is terminated without cause is entitled to severance in the amount of one week's compensation for each fully completed six month period that such employee has been employed by the Company or one of its predecessors.

STOCK PERFORMANCE GRAPH

       The following graph provides a comparison of cumulative total stockholder return for the period from February 27, 1996 (the date on which the Common Stock was first registered under Section 12 of the Exchange Act and publicly traded) through September 30, 1998, among the Company, the Nasdaq Stock Market US Companies Index (the "Nasdaq-US Index") and the Center for Research in Security Prices ("CRSP") Computer Manufacturers Index (the "Peer Group Index," an index of Nasdaq Stock Market traded companies (both domestic and foreign) with Standard Industrial Classification Code Numbers from 3570 to 3579). The Stock

Performance Graph assumes an investment of $100 in each of the Company and the two indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. Data for the Nasdaq-US Index and the Peer Group Index was provided to the Company by CRSP.

                        [STOCK PERFORMANCE GRAPH]

                         2/27/96   9/30/96    9/30/97   9/30/98

    The Company          $100.00   $  93.20   $ 92.50   $ 51.00
    Nasdaq-US Index      $100.00   $ 111.70   $153.40   $156.70
    Peer Group Index     $100.00   $ 114.20   $163.50   $232.30



                        COMPENSATION COMMITTEE REPORT ON
                             EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors consists of R. Hugh Van Brimer, Chairman, Robert S. Anderson and Michael K. Lorelli. None of the members of the Compensation Committee are employees of the Company.

        The Compensation Committee is responsible for (1) reviewing and approving the Company's compensation and retirement practices and plans, (2) reviewing and approving remuneration programs for its officers, directors and most highly paid executives, (3) reviewing and approving stock option grants (subject to the approval of the full Board of Directors), (4) reviewing and approving the performances and compensation for the Company's Chief Executive Officer and the executive officers reporting directly to the Chief Executive Officer, and (5) the review and submission to the full Board of Directors for approval of the succession plans for the Chief Executive Officer and other executive officers.

COMPENSATION PHILOSOPHY AND PRACTICE

        The Compensation Committee believes that leadership and motivation of the Company's employees is critical to the continued success of the Company and that pay for performance is the foundation of any remunerated enterprise. In support of these philosophies, the Compensation Committee structures its compensation program to achieve the following objectives:

        1. Offer compensation opportunities that attract and retain exceptionally talented individuals, motivate individuals to perform at their highest levels and reward achievements that further the business strategy of the Company.

        2. Link a significant portion of the executive's total compensation to the annual and long-term financial performance of the Company as well as to the creation of stockholder value.

        3. Encourage executives to manage from the perspective of ownership of the Company.

        Each year the Compensation Committee conducts a full review of the Company's executive and employee compensation program. In Fiscal 1998, the Company utilized information provided by the Connecticut Business and Industry Association, the American Electronics Association and the National Institute of Business Management and a review of compensation paid to executives in companies in related industries to assist in a review of the current compensation practices of the Company, to assess the competitive level of compensation and to approve specific objective performance measures consistent with the approved business plan for use in awarding bonus compensation.

        Based upon its own deliberations and the consideration of data indicating the level of compensation of companies of similar size, complexity, revenues and growth potential and recognizing the caliber, level of experience and performance of the Company's management, the Compensation Committee believes that the Company's executive compensation practices maintain an overall level of compensation that is competitive.

        The executive and management compensation consists of base pay, capped profit incentive, a discretionary bonus and an incentive stock option plan. This total compensation program is intended to provide executive officers and senior management with a competitive salary while at the same time emphasizing the bonus and long-term components of total compensation. In keeping with recent compensation trends in industry, the Compensation Committee has increasingly emphasized the "at risk" portion of executive pay to drive business results to plan and to assure stockholder return. All management employees at the Company have been placed in one of sixteen pay grades, each grade being commensurate with the duties and responsibilities undertaken by each such employee. Each pay grade is assigned a minimum, mid point and maximum salary range. The dollar amounts comprising the minimum, mid point and maximum ranges were established by Company personnel working with executive compensation consultants from comparisons to companies of similar size and similar lines of business with the Company as published in compensation surveys. The determination of the base pay of the executive officers who report to the Chief Executive Officer is made by reviewing the performance of each individual executive officer and recommendations of Ms. Pullen, the Company's Chief Executive Officer. The Compensation Committee determines the base compensation of the Chief Executive Officer without her participation. The determination of the base compensation of the Chief Executive Officer is made by weighing the performance of the Chief Executive Officer against predetermined specific objectives as well as variable objectives such as unplanned activities, intra-period modifications, changes of priorities and new opportunities.

        Performance is judged by comparing specific objectives determined at the beginning of the year. A review and approval of the salaries being paid to the executive officers and managers reporting to the Chief Executive Officer was conducted at a meeting of the Compensation Committee held on November 19, 1998. Ms. Pullen, the Company's Chief Executive Officer, made recommendations premised on keeping salaries of the Company's executive officers competitive with those of other companies in similar lines of business.

MANAGEMENT BONUS PLAN

        Additional compensation is awarded to the Company's executives by the Compensation Committee pursuant to the Bonus Plan. If earned, annual awards can be 10% to 50% of an employee's base pay (subject to adjustment in the discretion of the Compensation Committee). Awards made pursuant to the Bonus Plan are based on fiscal year performance of the Company and completion of specific assignments and goals. The award is then be pro-rated for the length of service within the qualifying fiscal year. Of the total amount of an award, 50% is based on achievement of financial goals and 50% is based on achievement of specific non-financial objectives. Twenty-one executives are presently eligible to participate in the Bonus Plan.

PROFIT INCENTIVE PLAN

        The Company's Profit Incentive Plan is available to all regular employees who were employed as of the beginning of the applicable fiscal quarter. Awards are computed quarterly and are based 40% on financial goals and 60% on non-financial objectives as selected by the Chief Executive Officer. No award with respect to non-financial objectives will be made unless the Company's financial goals are 90% achieved. An additional annual bonus may be awarded if annual financial goals are achieved. The maximum annual salary which can be used as a basis of the bonus computation under the Profit Incentive Plan is $80,000.

R. HUGH VAN BRIMER
ROBERT S. ANDERSON
MICHAEL K. LORELLI

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Since the IPO, the Company's executive compensation has been determined by the Compensation Committee of the Company's Board of Directors, which currently consists of Messrs. Van Brimer, Anderson and Lorelli. Mr. Van Brimer served as Chief Executive Officer of the Company from its founding until April 1995, and currently acts as a consultant to the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of January 1, 1999 (except as otherwise indicated) certain information regarding the beneficial ownership of Common Stock by (i) each person or "group" (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the Company's Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during Fiscal 1998 and who continue to be employed by the Company, (iii) each director of the Company and (iv) all directors and executive officers as a group (ten (10) persons). Except as otherwise indicated, each person listed below has sole voting and investment power over the shares of Common Stock shown as beneficially owned.

                                          Number of Shares       Percent of
Name                                     Beneficially Owned   Common Stock(1)
----                                     ------------------   ---------------

Eagle Asset Management, Inc............     555,900(2)             8.6%
  800 Carillon Parkway
  St. Petersburg, FL 33716

Wellington Management Co., LLP.........     680,000(2)            10.5%
  75 State Street
  Boston, MA 02109

T. Rowe Price Associates, Inc..........     790,168(2)            12.2%
  100 East Pratt St.
  Baltimore, MD 21202

Elaine A. Pullen.......................      95,000(3)             1.5%
J. Leo Gagne...........................      15,691(4)              *
Robert L. Rogers.......................      25,232(5)              *
R. Hugh Van Brimer.....................     200,003(6)             3.1%
Robert S. Anderson.....................      69,032(7)             1.1%
Russell J. Greenberg...................     102,774(8)             1.6%
Norman L. Norris.......................     259,566(9)             4.0%
Michael K. Lorelli.....................      21,558(10)             *
John R. Webb...........................      16,808(11)             *
All directors and executive officers
  as a group (10 persons)..............     805,664               12.2%

-----------
*   Less than one percent

(1) The number of shares of Common Stock outstanding used in calculating the percentage of each listed person and entity includes the shares of Common Stock underlying the options or warrants held by such person or entity that are exercisable within 60 days of January 1, 1999 but excludes shares of Common Stock underlying options or warrants held by any other person.

(2) Based on information contained in filings by this entity with the Securities and Exchange Commission.

(3) Includes 50,000 shares owned by The Robinson-Humphrey Company, LLC as IRA Custodian for Ms. Pullen and 40,500 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(4) Includes 15,000 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(5) Includes 9,250 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(6) Includes 19,526 shares beneficially owned by Mr. Van Brimer's wife, Jane W. Van Brimer. Mr. Van Brimer disclaims beneficial ownership of the shares beneficially owned by Mrs. Van Brimer. Also includes 12,808 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(7) Includes 37,483 shares owned by the Delaware Charter Retirement Plan as Custodian for Mr. Anderson and 12,808 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(8) Includes 12,808 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(9) Includes 122,667 shares beneficially owned by Mr. Norris' wife, Nancy Norris. Mr. Norris disclaims beneficial ownership of the shares beneficially owned by Mrs. Norris. Also includes 13,808 shares underlying options and warrants that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(10) Includes 16,558 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

(11) Includes 12,808 shares underlying options that are currently exercisable or that become exercisable within 60 days of January 1, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TENDER OFFER

         On January 6, 1999, the Company entered into the Merger Agreement with ITW and its subsidiary ITW Acquisition Inc. (the "Purchaser"). The Merger Agreement provided that Purchaser would commence a tender offer to purchase all of the outstanding shares of Common Stock of the Company for $16.50 per share in cash. The Purchaser commenced the tender offer on January 13, 1999. Pursuant to the Merger Agreement, the Purchaser will be merged with and into the Company as soon as practicable after the consummation of the tender offer and the satisfaction of certain other conditions, and the Company will continue its existence as a wholly-owned subsidiary of ITW.

         At a meeting of the Company's Board of Directors held on January 5, 1999, the Company's Board of Directors, by a unanimous vote, determined that the tender offer and the Merger are fair to and in the best interests of the Company and its stockholders, unanimously approved and declared the advisability of the Merger Agreement and the transactions contemplated thereby and unanimously resolved to recommend that all stockholders of the Company tender their shares of Common Stock pursuant to the tender offer.

OTHER TRANSACTIONS

        Norman L. Norris, a director of the Company, is a partner in the law firm of Woodcock, Washburn, Kurtz, Mackiewicz & Norris of Philadelphia, Pennsylvania. Mr. Norris' law firm provides certain legal services to the Company.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Trident International, Inc.

                                 By: /s/ J. Leo Gagne
                                     ------------------------------------------
                                     J. Leo Gagne
                                     Vice President and Chief Financial Officer

                                 Dated: January 28, 1999