Form 10-Q
period 1998-12-31
TRIDENT INTERNATIONAL INC
filed 1999-02-16
CIK 1005128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

Yes [X]            No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of January 31, 1999, exclusive of treasury shares was 6,468,532.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        Page
                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
                September 30, 1998 and December 31, 1998................................                  3

              Condensed Consolidated Statements of Operations
                for the three months ended December 31, 1997
                and 1998................................................................                  4

              Condensed Consolidated Statements of Cash Flows
                for the three months ended December 31, 1997 and
                1998....................................................................                  5

              Notes to Condensed Consolidated Financial Statements......................                  6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................                  8

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..........................................                 12


              Signatures................................................................                 12

PART 1. FINANCIAL INFORMATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Business Environment and Future Results" on page 9 of this Form 10-Q.


               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (000's Omitted)



                                                           September 30, 1998     December 31, 1998
                                                           ------------------     -----------------
                                  ASSETS                                            (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents ...........................        $ 5,887             $ 5,868

     Marketable securities ...............................         14,541              17,188

     Accounts receivable, net ............................          5,283               5,276

     Inventories .........................................          2,103               2,296

     Deferred income taxes ...............................            464                 438

     Other current assets ................................          1,076                 121
                                                                  -------             -------


              Total current assets .......................         29,354              31,187

LEASEHOLD IMPROVEMENTS AND EQUIPMENT,  net ...............          2,538               2,516

DEFERRED INCOME TAXES ....................................            457                 482

INTANGIBLE ASSETS, net ...................................         10,991              10,815
                                                                  -------             -------


             Total assets ................................        $43,340             $45,000
                                                                  =======             =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Accounts payable ...................................        $ 1,336             $ 1,388

      Accrued expenses ...................................          1,049                 956

      Income taxes payable ...............................            366               1,182
                                                                  -------             -------


            Total current liabilities ....................          2,751               3,526
                                                                  -------             -------


STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 30,000,000
   shares authorized; 7,180,939 and
   7,185,492 shares issued at September
   30, 1998 and December 31, 1998 ........................             72                  72

     Additional paid-in capital ..........................         40,216              40,236

     Retained earnings ...................................         10,412              11,881
                                                                  -------             -------


                                                                   50,700              52,189

Less - Treasury stock at cost, 646,600
   and 718,800 shares at September 30,
   1998 and December 31, 1998,
   respectively ..........................................         10,111              10,715
                                                                  -------             -------


            Total stockholders' equity ...................         40,589              41,474
                                                                  -------             -------


                 Total liabilities and stockholders equity        $43,340             $45,000
                                                                  =======             =======

                             See accompanying notes

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (000's Omitted, except per share data)

                                   (Unaudited)





                                                        Three Months Ended

                                               December 31, 1997     December 31, 1998
                                               -----------------     -----------------

NET SALES ...............................        $     7,757         $     7,976

COST OF SALES ...........................              2,824               3,150
                                                 -----------         -----------
      Gross profit ......................              4,933               4,826
                                                 -----------         -----------

OPERATING EXPENSES:

   Marketing and selling ................                709                 677

   Research and development .............                860               1,027

   General and administrative ...........                536                 940

   Amortization of intangibles ..........                201                 175
                                                 -----------         -----------
     Total operating expenses ...........              2,306               2,819
                                                 -----------         -----------
        Operating income ................              2,627               2,007

OTHER INCOME:

   Interest income ......................               (275)               (287)
                                                 -----------         -----------
     Income before income taxes .........              2,902               2,294

PROVISION FOR INCOME TAXES ..............              1,074                 826
                                                 -----------         -----------
NET INCOME ..............................        $     1,828         $     1,468
                                                 ===========         ===========

BASIC EARNINGS PER COMMON SHARE .........        $      0.27         $      0.23
                                                 -----------         -----------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING FOR  BASIC EARNINGS PER
     SHARE ..............................          6,736,820           6,475,555
                                                 ===========         ===========
DILUTED EARNINGS PER COMMON SHARE .......        $      0.27         $      0.22
                                                 -----------         -----------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING FOR DILUTED EARNINGS PER
     SHARE ..............................          6,828,947           6,546,188
                                                 ===========         ===========



                             See accompanying notes.

                  TRIDENT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                   December 31, 1997  December 31, 1998
                                                                                   -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income ...............................................................        $ 1,828         $ 1,468

      Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization ...........................................            306             308

       Deferred income taxes ...................................................             56               1

      Changes in operating assets and liabilities:

          Accounts receivable, net .............................................           (569)              7

          Inventories ..........................................................           (254)           (193)

          Other current assets .................................................             (2)            955

          Accounts payable and accrued expenses ................................           (392)            (40)

          Income taxes payable .................................................            865             816
                                                                                       --------         -------
             Net cash provided by operating activities .........................          1,838           3,322
                                                                                       --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of  marketable securities,  net ...............................         (4,506)         (2,647)

       Purchases of leasehold improvements and
        equipment, net .........................................................           (407)           (110)
                                                                                       --------         -------
            Net cash used in investing activities ..............................         (4,913)         (2,757)
                                                                                       --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock ...................................             15              20

      Proceeds from exercise of warrants and options ...........................              3              --

      Purchases of treasury stock ..............................................         (2,373)           (604)
                                                                                       --------         -------
      Net cash used in financing activities ....................................         (2,355)           (584)
                                                                                       --------         -------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................         (5,430)            (19)

CASH AND CASH EQUIVALENTS, beginning of period .................................          7,065           5,887
                                                                                       --------         -------
CASH AND CASH EQUIVALENTS, end of period .......................................        $ 1,635         $ 5,868
                                                                                       --------         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for
        Income taxes ...........................................................        $   153         $     9
                                                                                       ========         =======


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


2.     Inventories:

          Inventories consisted of the following:

                                                September 30,       December 31,
                                                     1998               1998

                   Raw materials                     $1,237             $1,399
                   Work-in process                      502                526
                   Finished goods                       364                371
                                                     ------             ------
                                                     $2,103             $2,296
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

4.     Comprehensive Income (Loss):

          Effective October 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income (loss) and its components within financial statements. There was no significant difference between net income (loss) and comprehensive income (loss) for the three month periods ended December 31, 1998 and 1997.

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

    Trident, Inc. was founded in 1989. Shortly after its incorporation, a majority interest in Trident, Inc. was purchased by JWA through JWA's direct subsidiary, Porelon. At that time, Trident, Inc. also obtained the Dataproducts License from Dataproducts Corporation, which gave Trident, Inc. exclusive rights to a series of liquid ink jet technology patents for use in the "industrial marking field." The technology covered by the Dataproducts License is at the core of the Company's current line of industrial printing subsystems. In December 1992, Porelon purchased the remaining minority interests in Trident, Inc. and Trident, Inc. became a wholly-owned subsidiary of Porelon.

    On June 24, 1994, the Company acquired all of the capital stock of Trident, Inc. (the 1994 Acquisition). The aggregate cash consideration paid by the Company in the 1994 Acquisition was approximately $19.9 million, including $1.0 million for a consulting agreement. The 1994 Acquisition has been accounted for as a purchase and, accordingly, the total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of the 1994 Acquisition. The excess of the purchase price over the fair value of the net assets acquired ($13.9 million) is being amortized over 20 years. Periodically, the Company evaluates the realizability of this asset based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of the current net book value of this asset exists. The $1.0 million payment made by the Company under the consulting agreement was being amortized. The services provided under the consulting agreement largely related to transition services in connection with the establishment of stand-alone operations and assistance in preparation for an initial public offering. Other long-term assets acquired in the 1994 Acquisition are being depreciated over their respective useful lives of 5 years.

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

    On January 6, 1999, the Company entered into a Merger Agreement with Illinois Tool Works Inc. ("ITW") pursuant to which a subsidiary of ITW made a cash tender offer for all of the outstanding shares of the COmpany's Common Stock at a per share price of $16.50. The tender offer was successfully completed on February 10, 1999 and on February 11, 1999, ITW's subsidiary purchased all tendered shares (representing approximately 97% of the outstanding shares of the Common Stock). The Company and ITW anticipate that ITW's subsidiary will be merged into the Company on or about February 17, 1999 and the Company will then be a wholly-owned subsidiary of ITW.

RESULTS OF OPERATIONS

    Net Sales. Net sales increased $219,000 or 3% to $8.0 million for the three months ended December 31, 1998 from $7.8 million for the three months ended December 31, 1997. Net sales of printheads decreased by approximately $312,000 or 9% in the three months ended December 31, 1998 as compared to the same quarter in the prior fiscal year due primarily to a decrease in the average selling price per printhead. Sales of ink products increased by $384,000 or 11% in the three months ended December 31, 1998 as compared to the same quarter in the prior fiscal year due to the expanding installed base of printheads. Net sales to international customers decreased by $623,000, or 26% for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

    Gross Profit. Gross profit decreased $107,000, or 2% to $4.8 million for the three months ended December 31, 1998 from $4.9 million for the three months ended December 31, 1997. Gross profit as a percentage of net sales decreased from 63.6% for the three months ended December 31, 1997 to 60.5% for the three months ended December 31, 1998. The decrease in gross profit as a percentage of net sales was due to higher average printhead cost, lower average selling price per printhead and higher average ink cost.

    Marketing and Selling Expenses. Marketing and selling expenses decreased $32,000, or 5% to $677,000 for the three months ended December 31, 1998 from $709,000 for the three months ended December 31, 1997 due to reduced travel and promotion expenses partially offset by higher salaries. As a percentage of net sales, these expenses decreased to 8.5% for the three months ended December 31, 1998 from 9.1% for the three months ended December 31, 1997.

    Research and Development Expenses. Research and development expenses increased $167,000, or 19% to $1.0 million for the three months ended December 31, 1998 from $860,000 for the three months ended December 31, 1997 due principally to the addition of engineering personnel as well as increases in research project materials and supplies. As a percentage of net sales, these expenses increased to 13% for the three months ended December 31, 1998 from 11% for the three months ended December 31, 1997.

    General and Administrative Expenses. General and administrative expenses increased $404,000, or 75% to $940,000 for the three months ended December 31, 1998 from $536,000 for the three months ended December 31, 1997. The increase in expenses is due to additional legal fees associated with the proposed merger with Illinois Tool Works and higher salary expenses and recruiting and relocation costs. As a percentage of net sales, these expenses increased to 11.8% for the three months ended December 31, 1998 from 6.9% for the three months ended December 31, 1997 due to higher expenses.

    Amortization of Intangibles. The amortization amounts for the excess of purchase price over the fair market value of net assets acquired and other intangibles decreased by $26,000, or 13%, to $175,000 for the three months ended December 31, 1998 from $201,000 for the three months ended December 31, 1997 due to certain assets becoming fully amortized.

    Interest Income. Interest income was $287,000 for the three months ended December 31, 1998 as compared to $275,000 for the three months ended December 31, 1997.

    Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1998 and December 31, 1997 was $826,000 and $1.1 million on income before income taxes of $2.3 million and $2.9 million, respectively. The effective tax rate for the three months ended December 31, 1998 and December 31, 1997 differed from the statutory rate principally due to the non-deductibility of amortization costs related to the excess of the purchase price over fair value of net assets acquired and state income taxes.

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

    For the three months ended December 31, 1998, approximately 84% of the Company's net sales were to its top ten OEM customers, while approximately 34% and 13% of the Company's net sales for this period were to two OEM customers, VideoJet and Foxjet, Inc., respectively. A significant diminution in the sales to or loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

    For the three months ended December 31, 1998, approximately 67% of the Company's net sales were derived from carton coding and the Company anticipates that carton coding will continue to account for a substantial portion of the Company's total net sales. A reduction in demand for carton coding systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, shortfalls in such operating results from levels forecast by securities analysts and other events or factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of the affected companies. Since the public announcement of the tender offer by ITW for all of the outstanding shares of the Company's Common Stock, the Common Stock has traded at prices approaching the $16.50 per share offered by ITW. Adverse events relating to the merger of ITW's subsidiary into the Company could have an adverse effect on the trading price of the Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998 the Company had working capital of $27.7 million compared to $26.6 million at September 30, 1998. At December 31, 1998, the Company has cash and marketable securities of $23.1 million.

    Cash flows from operations for the three months ended December 31, 1998 was $3.3 million. This resulted primarily from net income of $1,468,000 plus depreciation and amortization of $308,000, reduction of other assets of $955,000 and an increase in income taxes payable of $816,000 offset by an increase in inventory of $193,000. Additionally, $604,000 was used to purchase treasury stock and $110,000 was used to purchase leasehold improvements and equipment. The Company also has a line of credit with Fleet Bank, which allows them to borrow up to $1,000,000. There were no borrowings under this line at December 31, 1998.

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

YEAR 2000 COMPLIANCE

    The "Year 2000" (or "Y2K") issue affects computer and information technology ("IT") systems, as well as non-IT systems which may include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate inaccurate data or cause a system to fail, resulting in business interruption. The Company is developing a plan to provide measured assurances that its computer and IT-systems, non-IT systems, including instruments and equipment, and those of third parties with whom the Company has a material relationship are or will be Y2K compliant.

    The Company expects to complete in the near future a comprehensive inventory and assessment of its existing IT and non-IT systems and those of third parties, as well as planned and anticipated systems, and third parties' services which the Company may purchase or use. Assessment will include identifying critical systems - internal and external (including third parties)
- in order to formulate a remediation and verification plan. The Company currently believes that remediation and verification, which includes obtaining written assurances from key vendors and suppliers, as well as testing, will be completed by March 31, 1999.

    The Company believes, based on preliminary information, that the costs associated with remediation and verification to become Y2K compliant will not have a material adverse impact on the Company's financial position, results of operations, or cash flow. In the event that the Company's Y2K compliance plan is not successfully implemented, the Company may experience temporary disruptions of the Company's operations - presuming broad Y2K compliance by general service providers such as utilities, telephone, data transfer, and other governmental and private entities. The Company expects to develop contingency plans for such events by March 31, 1999.

    Although the Company has taken steps to address the Y2K problem, there can be no assurance that the failure of the Company and/or its material third parties to timely attain Y2K compliance or that the failure and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or governmental or private entities will not have a material adverse effect on the Company. Further, there can be no assurance that the costs associated with achieving such compliance or any failure to become Y2K compliant will not be material to the Company's financial position, its results of operations, or its cash flows.

    The Company's discussion above regarding Y2K compliance contains several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the Company's expectations as to the approximate time of completion of (i) the inventory and assessment stage, (ii) the remediation and verification stage, and (iii) its contingency plan, as well as the Company estimates of the costs involved in achieving Y2K compliance. The actual results of the Company's Y2K efforts could differ materially from those projected in the forward-looking statements. Factors that might cause such a difference include the availability of Y2K compliant software and hardware as well as qualified personnel and other information technology resources and the actions of third parties and governmental agencies with respect to Y2K issues.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                         PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



a.     Exhibits:

The following exhibits are filed as a part of this report:


            Exhibit Number                    Title
            --------------                    -----

                10.22 Agreement and Plan of Merger dated as of January 6, 1999 among Illinois Tool Works Inc., ITW Acquisition Inc. and Trident International, Inc. (incorporated herein by reference to Exhibit 3 to the Company's Solicitation/Recommendation
                              Statement on Schedule 14D-9, dated January 13, 1999, as amended (the "Schedule 14D-9")

                10.23 Amendment to Executive Employment Agreement between Trident International, Inc. and Elaine A. Pullen, dated as of January 6, 1999 (incorporated herein by reference to Exhibit 6 to the Schedule 14D-9)

                10.24 Amendment to Executive Employment Agreement between Trident International, Inc. and J. Leo Gagne, dated as of January 6, 1999 (incorporated herein by reference to Exhibit 9 to the Schedule 14D-9)

                10.25 Trident International, Inc. Employee Retention Plan (incorporated herein by reference to Exhibit 11 to the Schedule 14D-9)

                27            Financial Data Schedule


b. Reports on Form 8-K:



       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated:  February 16, 1999

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